Form 10-K
period 1993-12-31
USF&G CORP
filed 1994-03-31
CIK 354396

USF&G CORPORATION
                                    Form 10-K
                                      1993



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended                           Commission File Number
December 31, 1993                                                   1-8233

                              USF&G CORPORATION
            (Exact name of registrant as specified in its charter)

Maryland                                                        52-1220567
(State of Incorporation)                  (IRS Employer Identification No.)

                100 Light Street, Baltimore, Maryland 21202
            (Address of principal executive offices)   (zip code)

                          Telephone:  410-547-3000

Securities registered pursuant to Section 12(b) of the Act:
   $4.10 Series A Convertible Exchangeable Preferred Stock,
   Par Value $50
   $5.00 Series C Cumulative Convertible Preferred Stock,
   Par Value $50
   Preferred Share Purchase Rights

   Common Stock, Par Value $2.50

   Securities registered pursuant to Section 12(g) of the Act: None

   Registered-New York Stock Exchange
   Registered-Pacific Stock Exchange
   Registered-New York Stock Exchange
   Registered-Pacific Stock Exchange
   Registered-New York StockExchange
   Registered-Pacific Stock Exchange
   Registered-New York Stock Exchange
   Registered-Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve
(12) months and (2) has been subject to such filing requirements
for the past 90 days. Yes_X__   No____

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 1994, was $1,214,501,978.

Voting stock held by any persons who may be deemed to be affiliates under Rule 405 would be immaterial.

The number of shares outstanding of the issuer's common stock as of March 28, 1994:

   Common Stock, Par Value $2.50; 85,228,209 shares outstanding.

Documents Incorporated by Reference:
   Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I and II.

   Portions of the definitive proxy statement for the annual meeting scheduled for May 4, 1994, are incorporated by reference into Part III.

Exhibit Index is on page 18.

USF&G Corporation
Index

Part I
Item 1.     Description of Business
   1.1.     General                                                   1
   1.2.     Business Segments                                         1
   1.3.     Distribution Systems                                      5
   1.4.     Competition                                               6
   1.5.     Investments                                               6
   1.6.     Property/Casualty Loss Reserves                           7
   1.7.     Life Benefit Reserves                                    11
   1.8.     Geographical Distribution                                11
   1.9.     Executive Officers of the Registrant                     12
Item 2.     Business Properties                                      13
Item 3.     Legal Proceedings                                        13
Item 4.     Submission of Matters to a Vote of Security Holders      14

Part II
Item 5.     Market for Registrant's Common Equity and
            Related Shareholder Matters                              16
Item 6.     Selected Financial Data                                  16
Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               16
Item 8.     Financial Statements and Supplementary Data              16
Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure               16

Part III
Item 10.    Executive Officers and Directors of the Registrant       17
Item 11.    Executive Compensation                                   17
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                           17
Item 13.    Certain Relationships and Related Transactions           17

Part IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                              18

USF&G Corporation
Part 1

Item I. Description of Business
1.1. General
USF&G Corporation (the "Corporation") is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in the Form 10-K refers to the Corporation and all of its subsidiaries. As of December 31, 1993, the Corporation had approximately 6,500 employees.

The Corporation, through its subsidiaries, is primarily engaged in the business of insurance. Property/casualty insurance is its primary business. USF&G Company, the Corporation's largest subsidiary, is the 21st largest property/casualty insurer among over 3,000 insurers in the United States based on 1992 statutory net premiums written. Life insurance and annuity products are sold by Fidelity and Guaranty Life Insurance Company ("F&G Life"). Noninsurance operations are composed of the parent company, asset management, and management consulting services.

1.2. Business Segments
Financial information about the Corporation's business segments is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Corporation's 1993 Annual Report to Shareholders (hereinafter referred to as "Consolidated Financial Statements") and incorporated herein by reference. A description of the Corporation's principal business segments begins with the Property/ Casualty Insurance Segment on page 1, and continues with the Life Insurance Segment on page 4, and Parent and Noninsurance Operations on page 5 of this Form 10-K.

1.2a. Property/Casualty Insurance Segment
USF&G Company currently underwrites most forms of property/ casualty insurance. USF&G Company's property/casualty business is grouped into four business categories: commercial, personal, reinsurance, and fidelity/surety. In 1993, the property/casualty segment accounted for 85 percent of the Corporation's total revenues and 67 percent of its total assets. Selected financial data for the property/casualty insurance segment are as follows:

(dollars in millions)                      1993    1992    1991    1990    1989    1988    1987    1986    1985    1984
Operating Results
  Premiums earned                        $2,327  $2,533  $3,018  $3,330  $3,532  $3,613  $3,746  $3,539  $2,962  $2,215
  Losses and loss expenses incurred       1,758   2,088   2,545   2,763   2,732   2,648   2,734   2,765   2,623   1,980
  Underwriting expenses                     796     872     988   1,089   1,136   1,129   1,108   1,049     920     706
  Underwriting loss                      $ (227) $ (427) $ (515) $ (522) $ (336) $ (164) $  (96) $ (275) $ (581) $ (471)
  Net investment income                  $  433  $  475  $  498  $  576  $  623  $  621  $  607  $  565  $  348  $  333
  Net income (loss)                         281     193     (40)   (192)    200     318     331     310    (116)    (69)
Financial Position
  Investments                            $6,916  $6,948  $7,599  $6,983  $7,479  $7,416  $6,649  $6,026  $4,997  $3,614
  Assets                                  9,565   8,253   9,353   8,959   9,443   9,294   8,483   7,772   6,775   5,395
  Unpaid losses and loss expenses         6,329   5,540   5,704   5,630   5,461   5,256   4,774   4,112   3,521   2,825

Operating ratios-GAAP:

  Loss ratio                               75.6    82.4    84.3    83.0    77.3    73.3    73.0    78.1    88.6    89.4
  Expense ratio                            34.2    34.4    32.7    32.7    32.2    31.2    29.6    29.6    31.0    31.9

     Combined ratio                       109.8   116.8   117.0   115.7   109.5   104.5   102.6   107.7   119.6   121.3
 Statutory Data
   Premiums written                      $2,429  $2,420  $3,032  $3,631  $3,698  $3,892  $3,845  $3,696  $3,151  $2,318
   Policyholders' surplus (USF&G Company) 1,541   1,467   1,404   1,352   1,417   1,395   1,242   1,240     913     653

Operating ratios-statutory:

   Loss ratio                              75.4    82.0    84.1    81.9    76.5    73.1    73.2    79.1    90.7    90.5
   Expense ratio                           33.7    34.9    33.1    32.9    32.8    31.1    30.1    29.1    30.0    31.4

      Combined ratio                      109.1   116.9   117.2   114.8   109.3   104.2   103.3   108.2   120.7   121.9

Policyholders' dividend ratio                .3      .3      .5      .5      .6      .6      .9      .8     1.0     1.2

USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts (ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance). (Refer to the Assumed Reinsurance Category discussion on page 3 of this Report). The information presented for the property/casualty insurance segment is net of applicable reinsurance amounts.

Reinsurance allows USF&G Company to obtain indemnification against losses associated with insurance contracts it has written by entering into a reinsurance contract with another insurance enterprise (the reinsurer). USF&G Company pays (cedes) an amount to the reinsurer who agrees to reimburse USF&G Company for a specified portion of any claims paid on business under the reinsured contracts. Reinsurance gives USF&G Company the ability to write certain individually large risks or groups of risks, and control its exposure to losses by ceding a portion of such large risks. USF&G Company's ceding reinsurance agreements are generally structured on a treaty basis whereby all risks meeting a certain criteria are automatically reinsured.

USF&G Company may also use supplemental facultative reinsurance based on an underwriter's evaluation of characteristics of a specific insured risk. The following table summarizes the approximate extent of the company's reinsurance coverages.

                       Coverage
Risk Type            Percentage                Coverage
Property*                    90%     $50 - $160 million
Casualty                    100          7 - 43 million
Fidelity                    100          2 - 50 million
Surety                      100          5 - 30 million
Workers Compensation        100         1 - 525 million

*Individual property losses are recoverable in excess of a $1 to $4 million net retention established by the underwriter.

Commercial Category: Commercial coverages provide protection related to property loss, liability claims, and workers compensation benefits to businesses and other institutions. This type of insurance protects against loss from damage to the insured's covered properties and protects against legal liability for injuries to other persons or damage to their property arising from the insured's business operations. Workers compensation provides benefits to employees, as mandated by state laws, for employment-related accidents, injuries, or illnesses. Selected data for the commercial category are as follows:

(dollars in millions)                  1993      1992     1991
Automobile:
  Premiums written                   $  389    $  413   $  499
  Statutory combined ratio             87.5      96.5    106.6
General Liability:
  Premiums written                   $  371    $  366   $  472
  Statutory combined ratio            118.7     137.6    128.9
Property:
  Premiums written                   $  315    $  315   $  349
  Statutory combined ratio            101.3     115.6    109.6
Workers Compensation:
  Premiums written                   $  164    $  261   $  460
  Statutory combined ratio            233.8     150.0    152.5
Total Commercial:
  Premiums written                   $1,239    $1,355   $1,780
  Underwriting loss*                   (223)     (343)    (455)
  Percent of total premiums written      51%       56%      59%
GAAP Underwriting Ratios:
  Loss ratio                           83.0      87.8     91.7
  Expense ratio                        35.3      35.4     32.5
  Combined ratio                      118.3     123.2    124.2
Statutory Underwriting Ratios:
  Loss ratio                           83.6      86.9     91.6
  Expense ratio                        34.7      36.3     33.4
  Combined ratio                      118.3     123.2    125.0

[FN]
*Reported in accordance with Generally Accepted Accounting
Principles ("GAAP")

Personal Category: Personal coverages for automobile and homeowners insurance include aspects of property loss and liability risks. Automobile policies cover liability to third-parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision and various other perils. Homeowners policies protect against loss of dwellings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Selected data for the personal category are as follows:

(dollars in millions)                  1993      1992     1991
Automobile:
  Premiums written                   $  489    $  512   $  668
  Statutory combined ratio            100.6     103.5    107.2
Homeowners:
  Premiums written                   $  139    $  169   $  204
  Statutory combined ratio            115.9     143.0    123.2
Other Property:
  Premiums written                   $   25    $   45   $   53
  Statutory combined ratio            134.5     110.0    101.9
Total Personal:
  Premiums written                   $  653    $  726   $  925
  Underwriting loss*                    (28)     (110)     (97)
  Percent of total premiums written      27%       30%      30%
GAAP Underwriting Ratios:
  Loss ratio                           70.6      80.9     80.0
  Expense ratio                        33.5      33.1     30.5
  Combined ratio                      104.1     114.0    110.5
Statutory Underwriting Ratios:
  Loss ratio                           71.2      80.0     80.0
  Expense ratio                        33.9      33.2     30.4
  Combined ratio                      105.1     113.2    110.4

[FN]
*Reported in accordance with GAAP

Assumed Reinsurance Category: USF&G Company operates a separate reinsurance division which underwrites treaty reinsurance and is composed of various wholly-owned subsidiaries. The lead company in this group, F&G Re, Inc., acts as the reinsurance underwriting manager and solicits and services assumed reinsurance for USF&G Company. F&G Re, Inc., writes reinsurance in North America and in specific foreign countries (mainly in Western Europe and Japan). Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies. Selected data for the reinsurance category are as follows:

(dollars in millions)                1993    1992    1991
Premiums written                     $403    $243    $211
Underwriting gain*                     32      20      26
Percent of total premiums written      17%     10%     7%
GAAP Underwriting Ratios:
  Loss ratio                         66.7    75.0    40.9
  Expense ratio                      22.6    12.1    31.5
  Combined ratio                     89.3    87.1    72.4
Statutory Underwriting Ratios:
  Loss ratio                         67.3    76.9    59.1
  Expense ratio                      24.6    17.0    29.9
  Combined ratio                     91.9    93.9    89.0

[FN]
*Reported in accordance with GAAP

Fidelity/Surety Category: Fidelity bonds indemnify employers against the dishonesty or default of employees in their employment. These types of bonds are written for mercantile businesses, financial institutions, and public officials. Surety bonds guarantee the performance of a principal who undertakes contractual or statutory obligations, and indemnify third-party obligees for damages caused by the principal+s failure to perform. Selected data for the fidelity/surety category are as follows:

(dollars in millions)                  1993       1992     1991
Fidelity:
  Premiums written                      $19     $   18    $  20
  Statutory combined ratio            109.6       75.8     92.1
Surety:
  Premiums written                     $101     $   91    $  96
  Statutory combined ratio            106.4      100.1     99.9
Total Fidelity/Surety:
  Premiums written                     $120       $109     $116
  Underwriting gain (loss)*              (8)         6       11
  Percent of total premiums written       5%         4%       4%
GAAP Underwriting Ratios:
  Loss ratio                           50.2       32.3     35.5
  Expense ratio                        56.6       62.6     55.5
  Combined ratio                      106.8       94.9     91.0
Statutory Underwriting Ratios:
  Loss ratio                           50.5       32.0     42.3
  Expense ratio                        56.4       64.0     56.3
  Combined ratio                      106.9       96.0     98.6

[FN]
*Reported in accordance with GAAP

1.2b. Life Insurance Segment
The life insurance segment ("F&G Life") sells many forms of annuity and life insurance products. In 1993, the segment accounted for 14 percent of the Corporation's total revenues and 34 percent of its total assets. Selected financial data for the life insurance segment are as follows:

(dollars in millions)       1993     1992     1991     1990     1989     1988     1987     1986     1985     1984
Operating Results
  Premium income         $   129  $   104  $   169  $   186  $   165  $   178  $   133  $    79  $    67  $    58
  Net investment income      321      349      370      348      273      159       88       67       50       39
  Net income (loss)           10       (5)      31      (16)      31       14       37       20       27       18
Life Insurance Sales
  Annuities              $   162  $    93  $   195  $   972  $   872  $   930  $   198  $    47  $    88  $    56
  Permanent                    4        9       12       17       20      106       51       10        9        7
  Term and group               2        2        2        5        6        9        6        6        6        6
      Total              $   168  $   104  $   209  $   994  $   898  $ 1,045  $   255  $    63  $   103  $    69
Financial Position
  Investments            $ 4,540  $ 4,512  $ 4,672  $ 4,308  $ 3,372  $ 2,240  $ 1,086  $   707  $   535  $   403
  Assets                   4,848    4,856    5,012    4,721    3,645    2,471    1,194      784      607      468
  Policy benefit reserves  3,973    3,896    3,773    3,924    2,838    1,875      795      501      402      282
  Statutory surplus          316      310      283      254      245      169      107       82       56       53
Life Insurance In Force
  Permanent              $ 6,733  $ 6,769  $ 6,937  $ 7,014  $ 6,038  $ 4,930  $ 3,979  $ 3,035  $ 2,228  $ 1,613
  Term                     5,347    5,549    5,854    6,463    6,438    6,603    6,579    6,648    6,338    6,009
  Group                       30       42      586    4,373    4,605    4,058    2,834    2,687    2,737    2,695
     Total               $12,110  $12,360  $13,377  $17,850  $17,081  $15,591  $13,392  $12,370  $11,303  $10,317

F&G Life Products: Life insurance and annuity sales
(premiums and deposits) by product type are as follows:

(in millions)                                1993    1992    1991
Structured settlement annuities              $ 66    $ 37   $  71
Single premium deferred annuities              44      33      70
Tax-sheltered annuities                        35      -       -
Other annuities                                17      23      54
Life insurance                                  6      11      14
   Total                                     $168    $104    $209

Single-premium deferred annuities ("SPDAs") offer the owner the option of receiving a lump sum distribution at a future date or a series of fixed payments over a specified period. Tax-sheltered annuity ("TSA") products, which provide retirement income, are a type of deferred annuity. Other annuities consist of single-premium immediate annuities ("SPIAs"), which provide for payments that begin within one year after the sale and continue over a fixed period or an individual's lifetime. Structured settlements are immediate annuities principally sold through the property/casualty company in settlement of insurance claims.

Other insurance products include recurring and single premium universal life and term insurance that generally provide a fixed benefit upon the death of the insured. These products were sold on an individual and group basis. However, F&G Life sold its group life business in 1991. Universal life insurance provides a death benefit for the life of the insured and accumulates cash values to which interest is credited. Term life insurance provides a fixed death benefit if the insured dies during the contractual period.

Universal life products, which represent all the permanent life insurance sales in 1993 through 1991, and have been the majority of permanent life insurance sales since 1988, also include a cash value component that is credited with interest at competitive rates. The interest rates are applied to premiums for one year from receipt; new rates are declared quarterly on recurring premium policies and semi-monthly on single premium policies. Universal life cash values are charged for the cost of life insurance coverage and for administrative expenses. Additional information on the life insurance segment's products is discussed on pages 42 and 43 in Management's Discussion and Analysis to Consolidated Financial Statements.

1.2c. Parent and Noninsurance Operations
Selected financial data for the parent company and noninsurance operations are as follows:

(in millions)                                   1993     1992    1991
Revenues before realized gains (losses):
  Management consulting                       $   32    $  30   $  36
  Oil and gas                                      -       19      23
  Other noninsurance investments                  10        4       8
  Parent and other                                 8       14       8
     Total revenues before realized
       gains (losses)                         $   50    $  67   $  75

Parent company expenses:
  Interest expense                            $ (37)    $ (35)  $ (42)
  Unallocated expense, net                      (35)      (34)    (20)
Noninsurance losses:
  Management consulting                          (2)       (4)     (2)
  Oil and gas                                     -       (18)    (17)
  Other noninsurance investments                 (9)      (13)    (22)
Realized losses on investments                  (45)      (50)    (37)
Restructuring charges                             -        (2)     (6)
Loss from discontinued operations                 -        (7)    (23)
Other                                             2         3       2
  Total parent/noninsurance net loss          $(126)    $(160)  $(167)

The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations include management consulting services, asset management services, and discontinued operations. As a result of restructuring, there were no oil and gas operating losses in 1993. During 1992, the investment in oil and gas properties was merged with another oil and gas exploration and production company. Discontinued operations included certain investment management, leasing, marketing, and travel services, and other operations.

1.3. Distribution Systems
The Corporation's subsidiaries market a full range of property/ casualty insurance and life insurance products.

Property/Casualty Insurance: USF&G Company's products have been sold exclusively by independent agents since its founding in 1896. Independent agents generally represent multiple insurance companies. USF&G Company's products are sold through approximately 3,900 independent agencies in the United States on a commission basis.

USF&G Corporation
Part 1

During 1992, USF&G Company initiated the implementation of a regionalization strategy to enhance marketing and underwriting operations. Five regions have been established to improve marketing effectiveness and further streamline branch operations. In addition, product and market strategic business units have been formed to implement highly focused strategies targeted at the most attractive market segments.

USF&G Company maintains 5 regional offices and 30 branch offices to service its independent agents and policyholders. The regional offices are located in the Northeast, Southeast, Midwest, and Western areas, and in Mississippi. The branch offices are located throughout the United States. These offices support the administration of underwriting standards, the delivery of policies, and the supervision of the company's claim offices.

Life Insurance: F&G Life's sales by distribution system are as follows:

(in millions)                               1993    1992    1991
Direct-structured settlement annuities      $ 66    $ 37    $ 71
Independent agencies/insurance brokers        60      60      76
National wholesaler - TSA                     35       -       -
Member firm/financial institutions             7       7      62
  Total                                     $168    $104    $209

Structured settlements are annuities sold predominately through the property/casualty company in settlement of certain of its insurance claims. Tax-sheltered annuities are sold through a national wholesale distribution network primarily to teachers. SPDAs are sold primarily through independent agents and insurance brokers. Prior to 1992, most SPDAs were sold through securities brokerage firms (member firm and other financial institutions).

1.4. Competition
Property/Casualty Insurance: The property/casualty insurance industry is highly competitive with about 3,000 companies nationwide. These insurers are not only stock companies but also mutual companies and other underwriting organizations. USF&G Company ranked 21st in the industry based on 1992 statutory net premiums written and 23rd based on 1992 statutory policyholders' surplus. USF&G Company competes with other property/ casualty insurance companies whose products are distributed through national, regional and local independent agencies, direct sales and brokers. Consumers may also use self-insurance, which includes captive insurance subsidiaries.

Pricing is a primary means of competition in the property/casualty industry. The industry is currently in a period of significant price competition, which adversely affects USF&G Company's profitability. Availability and quality of products, quality and speed of service (including claims service), financial strength, distribution systems and technical expertise are also important elements of competition. In personal and other lines offered by USF&G Company, significant price competition is experienced from direct-writing companies that do not use independent agents and generally have lower policy acquisition costs.

Life Insurance: The Corporation's life insurance subsidiaries operate in a competitive environment, with approximately 2,000 companies in the industry including stock and mutual companies. F&G Life ranked 74th in the United States based on 1992 statutory assets and 93rd based on 1992 statutory capital and surplus.

In the life insurance industry, interest crediting rates, policy features, financial stability and service quality are important competitive factors. F&G Life's products compete not only with those offered by other life insurance companies, but also with other income accumulation-oriented products offered by other financial institutions. F&G Life has experienced considerable competitive pressure in recent periods as a result of its relatively lower credit ratings. Competitive pressures for agency business also have intensified in recent years because of an increase in the variety of products available in the market and efforts of competitors to expand their market shares.

Premium Rates: Most states have laws requiring that rate schedules and other information be filed with a regulatory authority for substantially all property, casualty, and surety lines. Some states permit insurers to use rates without prior regulatory approval whereas other states prohibit implementation of new rates without such approval. The authority may disapprove a filing if it finds that the rates are inadequate, excessive, or unfairly discriminatory. Rates are not necessarily uniform for all insurers. In states that require prior approval of rates, regulators usually require the submission of historical data to justify rate increases and, accordingly, there is often a time lag between identifying the need for rate increases and securing such increases. The effect of this lag is particularly severe in times of rising claims and inflation. Rates for life insurance are generally not regulated.

1.5. Investments
Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed on pages 45 through 49, and 65 through 67 of the 1993 Annual Report to Shareholders incorporated herein by reference.

1.6. Property/Casualty Loss Reserves
1.6a. General
The reserve liabilities for property/casualty losses and loss adjustment expenses ("LAE") represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjusters' individual case estimates and actuarially based statistical projections.

USF&G Company's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on a claim adjuster's particular expertise with the type of risk involved and knowledge of circumstances surrounding the individual claims. These estimates are reviewed on a regular basis and updated as additional facts become known.

The reserves derived from statistical projections are subject to the effects of trends in claim severity and frequency. Statistical projections are employed in three specific areas: 1) to calculate bulk reserves for incurred but not reported ("IBNR") losses and provide for development of case basis loss reserves; 2) to calculate allocated LAE reserves; and 3) to calculate unallocated LAE reserves.

IBNR and Case Development Reserves: USF&G Company's estimates of IBNR and case development reserves are derived from analyses of historical patterns of development of paid and reported losses by accident year for each line of business. The loss projection procedures used in this analysis contain explicit provisions for quantifying the effect of inflation on loss payments expected to be made in the future. This process relies on the basic assumption that past experience adjusted for the effect of current developments and likely trends is an appropriate basis for predicting future events.

Allocated LAE: USF&G Company's estimates of unpaid LAE are based on analyses of the long-term relationship of projected ultimate LAE to projected ultimate losses for each line of business. By using incurred losses as a base, inflation assumptions applicable to loss reserves apply equally to allocated expense reserves.

Unallocated LAE: Unallocated LAE reserves are based on historical relationships of paid unallocated expenses to paid losses. As with allocated LAE, the inflation assumptions applicable to loss reserves are presumed to apply equally to unallocated expense reserves.

The process of estimating the liability for unpaid losses and LAE is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, the legal system and internal claims settlement practices, among other variables. In many cases significant periods of time may lapse between the occurrence of an insured event, the reporting of a claim to USF&G Company and USF&G Company's final settlement of the claim. More than 45 percent of USF&G Company's loss and LAE reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid loss and LAE as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and LAE will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

1.6b. Discounted Loss Reserves
The reserves for permanent-total disability benefits and long-term medical care benefits under workers compensation insurance are discounted at rates of interest generally ranging from 3 percent to 5 percent. The carrying amount of such workers compensation reserves, net of reinsurance and net of discount, was $1.75 billion, $1.80 billion, and $1.85 billion at December 31, 1993, 1992, and 1991, respectively. The discount is amortized over the expected lifetimes of the claimants. Discounted reserves come from three sources: reserves assumed from the Workers Compensation
Reinsurance Bureau (WCRB), reserves assumed from residual market pools, and reserves for USF&G Company's net retained business.

WCRB is a voluntary association of primary workers compensation insurers formed for the purpose of providing excess of loss reinsurance to its members. At the end of 1993, a significant portion of USF&G Company's reinsurance treaty with WCRB was commuted. A large body of claims, previously ceded to WCRB and then retroceded to WCRB member companies in proportion to relative premium volume, is now retained directly by USF&G Company. The reduction in USF&G Company's ceded reserves is offset by a corresponding reduction in reserves assumed from WCRB. Prior to this commutation, WCRB was the main source of discount, utilizing a rate of 5 percent. Concurrently with the commutation, the discount rate on the remaining portion of reserves assumed from WCRB was reduced from 5 percent to 4 percent to comply with discount rate limitations prescribed by state regulators. The following table shows the changes in estimates of the workers compensation discount.

(in millions)                                       1993    1992    1991
Estimated discount, January 1                       $680    $683    $631
Estimated (reduction) additional discount accrued   (138)     29      73
Less estimated discount amortized                     34      32      21
Estimated discount, December 31                     $508    $680    $683

The source of the negative discount in 1993 results from the WCRB commutation and the concurrent reduction in discount rates. Additionally, the discount was reduced by a redistribution of reserves to states and re-apportionment on reserves assumed from residual market pools.

1.6c. Roll-Forward of Liability for Loss and Loss Adjustment
Expenses
The following table reconciles the changes in loss and LAE reserves for the years presented.

(in millions)                               1993      1992      1991
Reserve at beginning of year              $5,540    $5,704    $5,630
Incurred for claims occurring during:
  Current year                             1,696     2,010     2,416
  Prior years                                 62        78       129
    Total incurred                         1,758     2,088     2,545
Payments for claims occurring during:
  Current year                               562       684       821
  Prior years                              1,460     1,568     1,650
    Total paid                             2,022     2,252     2,471
  Total reserve at end of year, net       $5,276    $5,540    $5,704
  Reinsurance receivable                   1,053
  Total reserve at end of year, gross     $6,329

1.6d. Analysis of Loss and Loss Adjustment Expense Reserve
Development
The following table shows property/casualty loss reserves as recorded in the indicated years and subsequent payments made with respect to such reserves and re-estimates of such reserves. The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and LAE. The upper portion of the table shows the cumulative amount subsequently paid in succeeding years.
The lower portion of the table shows re-estimates of the original recorded reserve as of the end of each successive year. Such re-estimations result from development of additional facts and circumstances pertaining to unsettled claims. The bottom line shows the deficiency for each year and represents the dollar amount of the cumulative change through 1993 that is attributable to the original recorded reserve for each prior year. Such change has been reflected in income of subsequent years.

The columns in the table below are cumulative. For example, the deficiency related to losses settled in 1993 but incurred in 1983 and prior years would be included in the cumulative deficiency amounts for 1983 through 1992, but the re-estimation of such losses would have affected income for 1993 only. Conditions and trends that have affected reserve development in the past may change and may not necessarily occur in the future. Therefore, care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

     Analysis of Loss and Loss Adjustment Expense Reserve Development

                                                                    At December 31
(in millions)                    1983     1984      1985       1986     1987     1988     1989     1990     1991    1992    1993
Liability for Unpaid losses
  and LAE                      $2,352   $2,817    $3,510     $4,089   $4,741   $5,204   $5,461   $5,630   $5,704  $5,540  $5,276
Cumulative paid as of:
  One year later                  845    1,027     1,251     1,347     1,373    1,537    1,719    1,650    1,568   1,460
  Two years later               1,354    1,659     2,040      2,163    2,256    2,611    2,789    2,740    2,524       -
  Three years later             1,737    2,131     2,557      2,777    3,030    3,347    3,587    3,411        -       -
  Four years later              2,040    2,451     2,971      3,313    3,548    3,935    4,049        -        -       -
  Five years later              2,246    2,708     3,362      3,639    3,990    4,261        -        -        -       -
  Six years later               2,415    2,947     3,595      3,863    4,237        -        -        -        -       -
  Seven years later             2,592    3,112     3,759      4,055        -        -        -        -        -       -
  Eight years later             2,691    3,243     3,918          -        -        -        -        -        -       -
  Nine years later              2,778    3,368         -          -        -        -        -        -        -       -
  Ten years later               2,874        -         -          -        -        -        -        -        -       -
Liability reestimated:
  One year later                2,479     3,131     3,696     4,208    4,881    5,233    5,673    5,759    5,782   5,602
  Two years later               2,655     3,249     3,914     4,443    4,941    5,481    5,794    5,899    5,911       -
  Three years later             2,719     3,384     4,168     4,585    5,107    5,562    5,954    6,143        -       -
  Four years later              2,818     3,563     4,341     4,721    5,285    5,757    6,239        -        -       -
  Five years later              2,944     3,696     4,457     4,916    5,440    6,025        -        -        -       -
  Six years later               3,049     3,778     4,631     5,048    5,698        -        -        -        -       -
  Seven years later             3,118     3,932     4,743     5,278        -        -        -        -        -       -
  Eight years later             3,243     4,039     4,954         -        -        -        -        -        -       -
  Nine years later              3,330     4,220         -         -        -        -        -        -        -       -
  Ten years later               3,475         -         -         -        -        -        -        -        -       -
Cumulative deficiency         $(1,123)  $(1,403)  $(1,444)  $(1,189)  $ (957)  $ (821)  $ (778)  $ (513)  $ (207)  $ (62)

Certain reserves are recorded on a discounted basis to reflect the value of timing differences between the recording of reserves and subsequent payment. The amortization of that discount is included in the reserve deficiencies shown above.

The preceding table shows a $62 million increase in prior year incurred losses representing current year adjustments to loss reserves recorded in prior years. Such increase reflected changes based on additional data and experience in the evaluation of ultimate expected costs associated with prior year exposures. The increase is primarily attributable to strengthening of the unallocated loss expense reserve for voluntary and servicing carrier business. In addition, as shown in the workers compensation discount table, $34 million of amortized discount in 1993 will contribute to the increase in prior year incurred losses.

        Effect of Reserve Reestimations on Calendar Year Operations
                    (increase) decrease in reserves

                                                                                                       Total by
                                                                                                       Accident
(in millions)              1984    1985    1986    1987    1988    1989    1990    1991   1992    1993     Year
Accident Years
  1983 & Prior            $(127)  $(176)   $(64)   $(99)  $(126)  $(105)   $(69)  $(125)  $(87)  $(145)  $(1,123)
  1984                        -    (138)    (54)    (36)    (53)    (28)    (13)    (29)   (20)    (36)     (407)
  1985                        -       -     (68)    (83)    (75)    (40)    (34)    (21)    (5)    (30)     (356)
  1986                        -       -       -      99      19      31     (20)    (20)   (20)    (19)       70
  1987                        -       -       -       -      95      82     (30)     17    (23)    (28)      113
  1988                        -       -       -       -       -       31    (82)     97    (40)    (10)       (4)
  1989                        -       -       -       -       -       -      36     (40)    35     (17)       14
  1990                        -       -       -       -       -       -       -      (7)    21      41        55
  1991                        -       -       -       -       -       -       -       -     61     115       176
  1992                        -       -       -       -       -       -       -       -      -      67        67
Total by calendar year    $(127)  $(314)  $(186)  $(119)  $(140)  $(29)   $(212)  $(128)  $(78)   $(62)  $(1,395)

In the table above, each column total shows reserve re-estimates made in the indicated calendar year and details the accident year to which the re-estimates apply. Cumulative reserves have generally developed favorably for accident years from 1986 to 1992. Adverse development on accident years prior to 1986 results primarily from the continued reevaluation of data in the general liability and workers compensation lines of business. Acquisition of additional data, more refined data segments and enhancements in reserve evaluation techniques have resulted in an increase in the provision for losses and loss adjustment expenses in those accident years.

1.6e. Loss Portfolio Transfers
Also included in the table "Analysis of Loss and Loss Adjustment Expense Development" are various loss portfolio transfer transactions. These transactions are reinsurance contracts that do not involve the same type of risk as traditional reinsurance. In a loss portfolio reinsurance contract, USF&G
Company assumes another insurer's outstanding loss reserves for a price equal to their discounted value plus a fee. These contracts generally provide for fixed loss payments at specified future dates. The financial risk involved is whether the investment income earned on the cash received will cover the discount associated with the losses assumed. This financial risk is controlled by the Corporation's asset/liability management techniques, which involve matching the maturities of the investment portfolio to expected patterns of future claim and benefit payments.

Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)
   1993                            $110
   1992                             123
   1991                             279
   1990                             324
   1989                             397
   1988                             394
   1987                             355
   1986                             241

1.6f. Structured Settlements
Structured settlements represent the settlement of claims through the purchase of annuities. While they result in accelerated claim payments, structured settlements generally reduce the ultimate amount of claims paid. Structured settlements are used primarily in the third-party liability and workers compensation lines of business. These types of settlements were not used extensively on liability lines until 1985. Their use was extended to workers compensation claims in 1987. The number of such settlements has grown steadily and they appear to be having an impact on claim payment patterns. USF&G Company has developed procedures to ensure that the impact of structured settlements is given appropriate recognition in estimating ultimate reserve liabilities.

1.6g. Reconciliation of Liability for Loss and Loss Adjustment Expenses from SAP to GAAP
The following table presents the differences between property/ casualty insurance claim reserves reported in the Consolidated Financial Statements in accordance with generally accepted accounting principles ("GAAP"), and the consolidated annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     At December 31
(in millions)                                     1993    1992    1991
SAP basis property/casualty reserves           $ 4,961  $5,361  $5,417
Reserves of foreign subsidiaries (consolidated
  for GAAP but not SAP)                            315     240     355
Estimated salvage and subrogation
  recoveries (primarily on property
  and surety lines, cash basis for SAP
  but accrual basis for GAAP), plus
  other immaterial items                            -      (61)    (68)
GAAP basis property/casualty reserves, net       5,276   5,540   5,704
Reinsurance receivable                           1,053
GAAP basis property/casualty reserves, gross     6,329

Reserves of life insurance subsidiaries, net     3,969   3,896   3,773
Reinsurance receivable                               4
Reserves of life insurance subsidiaries, gross   3,973
  Total liability on GAAP basis                $10,302  $9,436  $9,477

1.7. Life Benefit Reserves
Ordinary life insurance future policy benefit reserves are computed under the net level premium method using assumptions for future investment yields, mortality, and withdrawal rates. These assumptions reflect F&G Life's experience, modified to reflect anticipated trends, and provide for possible adverse deviation. Reserve interest rate assumptions are graded and range from 4.25 percent to 8.25 percent.

Universal life and annuity reserves are computed on the retrospective deposit method, which produces reserves equal to the cash value of the contracts. Such reserves are not reduced for charges that would be deducted from the cash value of policies surrendered. Reserves on single premium annuities with guaranteed payments are computed on the prospective deposit method, which produces reserves equal to the present value of future benefit payments.

The table below shows F&G Life's benefit reserves by policy type.

                                         At December 31
(in millions)                       1993      1992      1991
Single premium annuities:
  Deferred                        $2,138    $2,077    $1,996
  Immediate                          815       788       790
Other annuities                      462       508       500
Universal life/term/group life       554       523       487
  Total, net                      $3,969    $3,896    $3,773
Reinsurance receivable                 4
  Total, gross                    $3,973

1.8. Geographical Distribution
The risks insured by the Corporation's insurance subsidiaries are geographically diversified primarily throughout the United States. Reinsurance risks are incurred throughout North America and specific foreign countries (mainly in Western Europe and Japan).
The products marketed by the Corporation's management consulting subsidiary, a part of noninsurance operations, are distributed throughout the world. Total assets and revenues of foreign operations are not material. The tables below show the composition of statutory voluntary direct premiums written for the Corporation's property/casualty operations and statutory premium income of its life insurance operations by region for the year ended 1993.

Property/Casualty
Voluntary Direct Premiums Written
  Northeast                                      28%
  Southeast                                      25
  Midwest                                        22
  West                                           17
  Mississippi                                     8
    Total                                       100%

Life Statutory
Premium Income
  Northeast                                      46%
  South                                          17
  Northwest                                      15
  Midwest                                        12
  Southwest                                      10
    Total                                       100%

USF&G Corporation
Part 1

1.9. Executive Officers of the Registrant

Name                     Age     Positions and Office with Registrant or Significant Subsidiaries
Norman P. Blake, Jr.     52      Chairman of the Board, President, Chief Executive Officer, and Director
Glenn W. Anderson        41      Executive Vice President-Commercial Lines
Gary C. Dunton           38      Executive Vice President-Field Operations
Dan L. Hale              49      Executive Vice President-Chief Financial Officer
Kenneth E. Cihiy         47      Senior Vice President-Claims
Thomas K. Lewis, Jr.     41      Senior Vice President-Chief Information Officer
John A. MacColl          45      Senior Vice President-General Counsel and Assistant Secretary
Amy P. Marks             37      Senior Vice President-Human Resources
Richard J. Potter        48      Senior Vice President-Personal Lines
Andrew A. Stern          36      Senior Vice President-Strategic Planning and Corporate Marketing
John C. Sweeney          49      Senior Vice President-Chief Investment Officer

All persons in the preceding table are officers of the Registrant except Glenn W. Anderson, Kenneth E. Cihiy, and Gary
C. Dunton, who are executive officers of United States Fidelity and Guaranty Company (a wholly owned subsidiary of the Registrant).

Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Dunton was Vice President and Division Manager of Standard Lines with Aetna Life and Casualty Company and joined the Corporation in December 1992. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Lewis was Vice President and General Manager for Europe, Middle East, and Africa for Seer Technologies, a joint venture of CS First Boston and IBM, and joined the Corporation in November 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper and Marbury, and joined the Corporation in January 1989. Ms. Marks was Senior Engagement Manager with McKinsey & Company, a national business consulting firm, and joined the Corporation in January 1992. Mr. Potter was President of Credit Life Insurance Company before its merger with Aon Corporation, a diversified insurance holding company, and joined the Corporation in February 1991. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.

Item 2.  Business Properties
Real estate owned and used in the regular conduct of business consists of 12 business properties located in various cities throughout the United States. The Corporation's Mount Washington Center, located in Baltimore, Maryland, is the principal owned property. This is the headquarters for the life insurance operations, and the location of the information systems and training and development complexes.

In addition, the Corporation leases approximately 120 offices in various cities in the regular course of business. See Note 5 of Notes to the Consolidated Financial Statements. The principal leased property is a 40-story home office building in Baltimore, Maryland, sold in 1984 and leased back by the Corporation.

Item 3.  Legal Proceedings
The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds.
As an insurer, they defend  themselves against coverage claims.

In the opinion of management the litigation described herein is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

3.1. Shareholder Class Action Suits
During 1990 and 1991, twelve class action complaints were filed against the Corporation in the United States District Court for the District of Maryland and the United States District Court for the Eastern District of Pennsylvania. The Corporation moved to dismiss all twelve complaints. The complaints refer to the Corporation's public announcement on November 7, 1990, concerning a reduction in its dividend and related matters. All class action suits were consolidated for all purposes, under the caption IN RE USF&G CORPORATION SECURITIES LITIGATION in the United States District Court for the District of Maryland. By an order dated February 11, 1993, the court dismissed eleven of the class action complaints and on April 23, 1993, the court dismissed the remaining action.
The plaintiffs have appealed these rulings and on January 6, 1994, the Fourth Circuit of Appeals affirmed the dismissal of all twelve suits. The plaintiffs have not yet indicated whether they will seek review from the United States Supreme Court. While the outcome cannot be predicted with any certainty, management believes the lawsuits are without merit and the outcome is unlikely to have a material adverse effect on the Corporation's financial position.

3.2. Maine "Fresh Start" litigation.
In 1987, the State of Maine adopted workers compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers compensation market. This legislation, which was popularly known as "Fresh Start," required the Maine Superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry's share. The Maine
Fresh Start statute requires the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

In March 1993, the Superintendent affirmed a prior Decision and Order (known as "1992 Fresh Start Order") in which he, among other things, found that there were deficits for the 1988, 1989, and 1990 policy years, and that insurance carriers had not made a good faith effort to expand the voluntary market and consequently were required to bear 50 percent of any deficits relating to the 1989 and 1990 policy years. The Superintendent further found that a portion of these deficits were attributable to servicing carrier inefficiencies and poor investment practices and ordered that these costs be absorbed by insurance carriers. Also, in May 1993 the Superintendent found that insurance carriers would be liable for 50 percent of any deficits relating to the 1991 policy year (the "1993 Fresh Start Order"), but indicated that he would make no further determinations regarding the portions of any deficits attributable to alleged servicing carrier inefficiencies and poor investment practices until his authority to make such determinations was clarified in the various suits involving prior Fresh Start orders.

USF&G Company was a servicing carrier for the Maine residual market in 1988, 1989, 1990, and 1991. The Corporation withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991. The Corporation has joined in an appeal of the 1992 Fresh Start Order which was filed April 5, 1993, in a case captioned THE HARTFORD ACCIDENT AND INDEMNITY COMPANY, ET AL., V. SUPERINTENDENT OF INSURANCE filed in Superior Court, State of Maine, Kennebec. In addition to The Hartford Accident and Indemnity Company and USF&G Company, the National Council of Compensation Insurance ("NCCI") and seven other insurance companies which were servicing carriers during this time frame have instituted similar appeals. These appeals will be heard on a consolidated basis, in a case captioned, NATIONAL COUNCIL OF COMPENSATION INSURANCE, ET AL., V. ATCHINSON. USF&G Company is seeking, among other things, to have the court set aside the Superintendent's findings that the industry did not make a good faith effort to expand the voluntary market and is responsible for deficiencies resulting from alleged poor servicing and investments. Similar appeals of the Superintendent's 1993 Fresh Start Order have been filed by USF&G Company, the NCCI, and several other servicing carriers in the same court. The appeals of the 1993 Fresh Start Order will be heard on a consolidated basis in a case captioned THE NATIONAL COUNCIL OF COMPENSATION INSURANCE, ET AL., V. ATCHINSON.

Estimates of the potential deficits vary widely and are continuously revised as loss and claims data matures. If the Superintendent were to prevail on all issues, then the range of liability for USF&G Company, based on the most recent estimates provided by the Superintendent and the NCCI, respectively, could range from approximately $12 million to approximately $19 million. However, USF&G Company believes that it has meritorious defenses and has determined to defend the actions vigorously.

3.3. Arkansas Servicing Carrier Litigation
On September 14, 1993, Interstate Contractors, Inc. and two other Arkansas corporations filed a class action in the U.S. District Court for the Eastern District of Arkansas, Little Rock, against the National Council on Compensation Insurance ("NCCI"), USF&G and ten other insurance companies which served as servicing carriers for the Arkansas involuntary workers compensation market. The case, which is captioned INTERSTATE CONTRACTORS, INC., ET AL. V. NATIONAL COUNCIL ON COMPENSATION INSURANCE, ET AL., alleges that the defendants failed to provide safety and loss control services, claim management services, and assistance in moving insureds from the involuntary market to the voluntary market.
The plaintiffs are pursuing their claims under various legal theories, including breach of contract, breach of fiduciary duty, and negligence. The plaintiffs seek unspecified compensatory damages based on the premiums attributable to services allegedly not performed and damages allegedly incurred as a result of the alleged failure to provide such services.
USF&G Company believes that it has meritorious defenses and has determined to defend the action vigorously. Management believes that it is unlikely such claims will have a material adverse effect on USF&G Corporation's financial position.

3.4. North Carolina workers compensation Litigation
On November 24, 1993, N.C. Steel, Inc. and six other North
Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina, against the NCCI, North Carolina Rate Bureau, USF&G Company and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers compensation market.
On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned
N.C. STEEL INC. ET AL., V. NATIONAL COUNCIL ON COMPENSATION INSURANCE, ET AL., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encouraged agents to place employers in the assigned risk pool, and improperly promoted inefficient claims handling. USF&G Company has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices.
The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged construction fraud, and treble damages under the North Carolina antitrust laws. USF&G Company believes that it has meritorious defenses and has determined to defend the action vigorously. Management believes that it is unlikely such claims will have a material adverse effect on USF&G Corporation's financial position.

3.5. Proposition 103
In November 1988, California voters passed Proposition 103, which required insurers doing business in that state to rollback property/ casualty premium prices in effect between November 1988 and November 1989 to 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. As a result of a court challenge, the California Supreme Court ruled in May 1989 that an insurer does not have to face insolvency in order to qualify for exemption from the rollback requirements and is entitled to a "fair and reasonable return." Significant controversy has surrounded the numerous regulations proposed by the California Insurance
Department, which would be used to determine whether rate rollbacks and premium refunds are required by insurers. Some of the Insurance Department's proposals were disapproved by the California Office of Administrative Law ("OAL"), which is responsible for the review and approval of such regulations. The most recent regulations proposed by the Insurance Department have not yet been reviewed by the OAL, pending a recent court challenge by various insurers to the Department's authority to issue such regulations. On February 25, 1993, the trial judge presiding over that court challenge voided substantial parts of the regulations proposed by the Insurance Department. The court held that the Insurance Department's regulations exceeded the Department's authority by setting rates based upon an across-the-board formula. The court indicated that rates and what constitutes a reasonable return would have to be determined individually for each insurer and that the Department's authority was to approve or disapprove rates proposed by insurers rather than setting rates which cannot vary from a prescribed formula. An appeal is currently pending before the California Supreme Court.

During 1989, less than five percent of USF&G's total premiums were written in the State of California. USF&G believes that the returns it received, both during and since the one-year rollback period, have not exceeded the "fair and reasonable return" standard. Additionally, based on the long history of events and the significant uncertainty about the Insurance Department's regulations, management does not believe it is probable that the revenue recognized during the rollback period will be subject to a material refund. Management believes that no premium refund should be required for any period after November 8, 1988, but that any rate rollbacks and premium refunds, if ultimately required, would not have a material adverse effect on USF&G Corporation's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1993.

USF&G Corporation
Part II

Item 5.  Market for Registrant's Common Equity and Related
Shareholder Matters
Market and dividend information for the Corporation's common stock on page 88 of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 6.  Selected Financial Data
Selected financial data of the Corporation on pages 56 and 57 of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
Management's Discussion and Analysis on pages 34 through 55 of the Annual Report to Shareholders for 1993 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements of the Corporation and notes to such financial statements on pages 58 through 82 of the Annual Report to Shareholders for 1993 are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Not applicable.

USF&G Corporation
Part III

Item 10. Executive Officers and Directors of the Registrant Information regarding the Corporation's executive officers can be found on page 12 of this Form 10-K. Information regarding the Corporation's directors is incorporated herein by reference to the Election of Directors section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 4, 1994.

Item 11.  Executive Compensation
See the Compensation of Executive Officers and Directors section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 4, 1994, which is incorporated herein by reference. To the best of the Corporation's knowledge, there were no late filings under
Section 16(a) of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management See the Stock Ownership of Certain Beneficial Owners, Directors and Management section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held
May 4, 1994, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
See the Other Information-Certain Business Relationships section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 4, 1994, which is incorporated herein by reference.

USF&G Corporation
Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial Statements
The following consolidated financial statements of USF&G
Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended
December 31, 1993, are incorporated by reference in Item 8:

        Consolidated Statement of Operations
        Consolidated Statement of Financial Position
        Consolidated Statement of Cash Flows
        Consolidated Statement of Shareholders' Equity
        Notes to Consolidated Financial Statements
        Report of Independent Auditors

        (2) Schedules
        The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14(d):

    Page 24    Schedule I.  Summary of Investments-Other than
                                      Investments in Related Parties
      25-27    Schedule III.  Condensed Financial Information of
                                      Registrant
                28    Schedule V.  Supplementary Insurance Information
                29    Schedule VI. Reinsurance
                30    Schedule IX. Short-term Borrowings
                31    Schedule X.  Supplemental Information Concerning
                                      Consolidated Property/Casualty
                                      Insurance Operations

      All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits
     The following exhibits are included in Item 14:

   Page __      Exhibit 11    Computation of Earnings Per Share
        __      Exhibit 12    Computation of Ratio of
                                Consolidated Earnings to Fixed Charges
                                and Preferred Stock Dividends

      A copy of all other exhibits not included with this Form 10-K may be obtained without charge upon written request to the Secretary at the address shown on page ___ of this Form 10-K.

Exhibit 3A
Charter of USF&G Corporation.

Exhibit 3B
Amended By-laws of USF&G Corporation. Incorporated by reference to Exhibit 3B, 1985 Annual Report on Form 10-K.

Exhibit 4A
Rights agreement dated as of September 18, 1987, between USF&G Corporation and First Chicago Trust Company of New
York (successor to Morgan Shareholder's Service Trust Company) including Form of Rights Certificate. Incorporated by reference to Exhibits 1 and 2 to the Registrant's Form 8-A filed
September 31, 1987, File No. 1-8233.

Exhibit 4B
Indenture dated as of October 15, 1986, between USF&G Corporation and Chemical Bank (Delaware). Incorporated by reference to
Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended
September 30, 1986, File No. 1-8233.

Exhibit 4C
Officer's certificate dated November 19, 1986, classifying 8 7/8%
Notes of USF&G Corporation. Incorporated by reference to
Exhibit 4.1 to the Registrant's Form 8-K dated November 19, 1986,
File No. 1-8233.

Exhibit 4D
Bond issuance and payment agreement dated November
16, 1987, for Swiss Franc Public Issue of 5 1/2% Bonds 1988-1996 of Swiss Francs 120,000,000. Incorporated by reference to
Exhibit 4M to the Registrant's Form 10-K for the year ended
December 31, 1987, File No. 1-8233.

Exhibit 4E
Indenture dated as of January 28, 1994, between USF&G Corporation and Chemical Bank.

Exhibit 4F
Form of Note dated March 3, 1994, for Zero Coupon
Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated
March 3, 1994, File No. 1-8233.

Exhibit 10A
Credit Agreement dated as of March 20, 1990, as amended on April 15, 1991, among USF&G Corporation, Morgan Guaranty Trust Company of New York, and Swiss Bank Corporation as agents. Incorporated by reference to Exhibit 4F to the Registrant's Form 10-K for the year ended December 31, 1991, File No. 1-8233.

Exhibit 10B
Stock Option Plan of 1987. Incorporated by reference to
Exhibit 4.1 to the Registrant's Form S-8 dated July 28, 1987,
File No. 33-16111.

Exhibit 10C
Employment Agreement dated November 20, 1990, between the
Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10D
USF&G Supplemental Executive Retirement Agreement between the Registrant and Norman P. Blake, Jr., dated November 20, 1990. Incorporated by reference to Exhibit 10B to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10E
Stock Option Plan of 1990. Incorporated by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement as filed December 7, 1990, File No. 33-38113. Certified Copy of the Board Resolution adopted on December 6, 1990, amending the Stock Option Plan of 1990. Incorporated by reference to Exhibit 10G to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

USF&G Corporation
Part IV

Exhibit 10F
Description of Management Incentive Plan. Incorporated by reference to Exhibit 10J to the Registrant's Form 10-K for the year ended
December 31, 1990, File No. 1-8233.

Exhibit 10G
Description of Long-Term Incentive Compensation
Plan. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1990,
File No. 1-8233.

Exhibit 10H
Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 4(a) to the Registrant's Form S-8
Registration Statement as filed February 11, 1992, File No.
33-45664.

Exhibit 10I
Form of Stock Option Agreement used in connection with the Stock Option Plan of 1987, Stock Option Plan of 1990, and Stock Incentive Plan of 1991.

Exhibit 10J
1993 Stock Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10N to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 1-8233.

Exhibit 10K
Employment Agreement dated November 10, 1993, between the Registrant and Norman P. Blake, Jr.

Exhibit 10L
Stock Option Agreement dated November 10, 1993, between the Registrant and Norman P. Blake, Jr.

Exhibit 10M
Stock Option Agreement dated November 10, 1993, between the Registrant and Norman P. Blake, Jr.

Exhibit 10N
Waiver dated November 10, 1993, between the
Registrant and Norman P. Blake, Jr.

Exhibit 10O
First Amendment to USF&G Supplemental Executive
Retirement Agreement between the registrant and Norman P.
Blake, Jr. dated November 10, 1993.

Exhibit 10P
Letter dated November 19, 1992, describing
Employment Arrangement between the Registrant and Gary C. Dunton.

Exhibit 10Q
USF&G Supplemental Retirement Plan.

Exhibit 11
Computation of ratio of consolidated earnings to fixed charges and preferred stock dividends.

Exhibit 12
Computation of earnings per share.

Exhibit 13
1993 Annual Report to Shareholders.

Exhibit 21
Subsidiaries of the registrant.

Exhibit 23
Consent of independent auditors.

Exhibit 28
Information from reports furnished to state insurance regulatory authorities.

All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K No reports on Form 8-K were filed during the fourth quarter 1993. The registrant filed a Form 8-K on February 14, 1994, reporting under Item 5, Other Events, audited financial statements for the year ended December 31, 1993, and a related Management's Discussion and Analysis, and other related financial information. The registrant filed a Form 8-K March 3, 1994, reporting under Item 5, Other Events, related to the sale of Zero Coupon Subordinated Notes.

USF&G Corporation
Signatures

                          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USF&G CORPORATION

                            BY             NORMAN P. BLAKE, JR.
                                           Norman P. Blake, Jr.

                                     Chairman of the Board, President,
                                       and Chief Executive Officer

                          Dated at Baltimore, Maryland
                          March 30, 1994

                         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         Principal Executive Officer:

                                             NORMAN P. BLAKE, JR.
                                             Norman P. Blake, Jr.

                                       Chairman of the Board, President,
                                      Chief Executive Officer, and Director

                                         Principal Financial and Accounting
                                                      Officer:

                                                 DAN L. HALE
                                                 Dan L. Hale

                                           Executive Vice President and
                                             Chief Financial Officer

                          Dated at Baltimore, Maryland
                          March 30, 1994


 Directors

         H. FURLONG BALDWIN                        ROBERT J. HURST
         H. Furlong Baldwin                        Robert J. Hurst



         MICHAEL J. BIRCK                          WILBUR G. LEWELLEN
         Michael J. Birck                          Wilbur G. Lewellen



        GEORGE L. BUNTING, JR.                     HENRY A. ROSENBERG, JR.
        George L. Bunting, Jr.                     Henry A. Rosenberg, Jr.



          ROBERT E. DAVIS                          LARRY P. SCRIGGINS
          Robert E. Davis                          Larry P. Scriggins



         RHODA M. DORSEY                           ANNE MARIE WHITTEMORE
         Rhoda M. Dorsey                           Anne Marie Whittemore



          DALE F. FREY                             GEORGE S. WILLS
          Dale F. Frey                             George S. Wills



       ROBERT E. GREGORY, JR.
       Robert E. Gregory, Jr.


USF&G Corporation
Schedule I. Summary of Investments - Other Than Investments in
Related Parties

                                                    At December 31, 1993
                                                                   Amount at
                                                                 which shown
                                                                      in the
                                                                Statement of
                                                                   Financial
                                                    Cost     Value   Position
(in millions)
Fixed maturities
  Bonds:
  Held to maturity:
    United States Government and
     government agencies and
     authorities                                  $ 1,269    $1,318   $ 1,269
    States, municipalities, and
     political subdivisions                            23        22        23
    Foreign governments                                35        38        35
    Public utilities                                  257       259       257
    All other corporate bonds                       3,077     3,159     3,077
       Total fixed maturities held to maturity      4,661     4,796     4,661

  Available for sale:
    United States Government and
     government agencies and
     authorities                                    1,082     1,135     1,135
     States, municipalities, and
      political subdivisions                           34        37        37
    Foreign governments                                91        97        97
    Public utilities                                  105       110       110
    All other corporate bonds                       3,369     3,524     3,524
       Total fixed maturities available
        for sale                                    4,681     4,903     4,903
                Total fixed maturities            $ 9,342    $9,699   $ 9,564
Equity securities
  Common stocks:
    Public utilities                              $     -    $    -   $     -
    Banks, trust, and insurance companies              13        13        13
    Industrial, miscellaneous, and all other           85        74        74
       Total common stocks                             98        87        87
  Nonredeemable preferred stocks                       48        48        48
    Total equity securities                       $   146    $  135   $   135
Short-term investments                                322    $  322       322
Mortgage loans                                        302       304       302
Real estate                                           685                 685
Other invested assets                                 369                 369
  Total investments                               $11,166             $11,377

USF&G Corporation
Schedule III. Condensed Financial Information of Registrant -
Statement of Financial Position (Parent Company)

                                                          At December 31
(in millions)                                        1993      1992      1991
Assets
  Cash                                             $    2    $   10    $    1
  Short-term investments, at market                     -         -         1
  Investment in subsidiaries, at equity             2,354     2,097     2,149
  Due from subsidiaries                               127       135       170
  Other assets                                         23        34        44
    Total assets                                   $2,506    $2,276    $2,365
Liabilities
  Debt (short-term, 1993, $395;
        1992, $375;
               1991, $388)                         $  574    $  574    $  617
  Dividends payable to shareholders                    16        16        16
  Due to subsidiaries                                 322       335       307
  Other liabilities                                    83        81       102
    Total liabilities                                 995     1,006     1,042
Shareholders' Equity
  Preferred stock                                     455       455       455
  Common stock                                        212       211       211
  Paid-in-capital                                     963       957       955
  Net unrealized gains (losses) on investments        192       (31)      (21)
  Net unrealized gains (losses) on foreign currency    (2)        2        10
  Minimum pension liability                           (85)        -         -
  Retained earnings (deficit)                        (224)     (324)     (287)
    Total shareholders' equity                      1,511     1,270     1,323
    Total liabilities and shareholders' equity     $2,506    $2,276    $2,365

See Note to Condensed Financial Statements

USF&G Corporation
Schedule III. Condensed Financial Information of Registrant -
Statement of Operations (Parent Company)

                                          For the Years Ended December 31
(in millions)                                   1993      1992       1991
Revenues
  Net investment income:
    Dividends from subsidiaries                 $125      $125      $ 127
    Interest expense on loans
      from subsidiaries                           (6)       (7)        (9)
  Other revenues:
    From subsidiaries                              7         9         13
    From others                                    5        22          5
      Revenues before realized gains             131       149        136
  Realized gains on investments                    -         -         15
    Total revenues                               131       149        151
Expenses
  Interest expense                                37        43         51
  Lease expense                                   21        21         21
  Other operating expense                         19        20          8
                                                                                   77        84         80
  Foreign currency (gains) losses                  -         1          -
    Total expenses                                77        85         80
  Income before income taxes and equity
    in earnings of subsidiaries                   54        64         71
  Provision for income taxes                       -         -          -
  Income before equity in earnings
    of subsidiaries                               54        64         71
  Equity in undistributed earnings of
    subsidiaries:
    Continuing operations                         73       (29)      (223)
    Discontinued operations                        -        (7)       (24)
    Income from cumulative effect of
      adopting new accounting standards           38         -          -
      Net income (loss)                         $165      $ 28      $(176)

See Note to Condensed Financial Statements

USF&G Corporation
Schedule III. Condensed Financial Information of Registrant -
Statement of Cash Flows (Parent Company)

                                          For the Years Ended December 31
(in millions)                                   1993      1992       1991
Net Cash Provided From Operating
Activities                                      $ 58      $ 71      $  38
Investing Activities
  Purchases of short-term investments              -       (23)      (160)
  Sales or maturities of short-term
    investments                                    -        23        160
  Additional investments in subsidiaries           -         -       (202)
  Other, net                                      (4)      (12)        (3)
    Net cash used in investing activities         (4)      (12)      (205)
Financing Activities
  Short-term borrowings                            -         -          -
  Repayments of short-term borrowings              -         -        (35)
  Intercompany advances, net                      (2)       49         92
  Long-term borrowings                             -         -          -
  Repayments of long-term borrowings               -       (36)         -
  Repurchases of securities pursuant to
    put options                                    -         -       (139)
  Issuances of common stock                        6         3          2
  Issuances of preferred stock                     -         -        310
  Cash dividends paid to shareholders            (66)      (66)       (62)
    Net cash provided from (used in)
      financing activities                       (62)      (50)       168
  Increase (decrease) in cash                     (8)        9          1

  Cash at beginning of year                       10         1          -
    Cash at end of year                         $  2      $ 10      $   1

See Note to Condensed Financial Statements

Note to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the 1993 Annual Report to Shareholders incorporated herein by reference. Certain amounts have been reclassified to conform to the 1993 presentation. The parent company's provision for income taxes is based on the Corporation+s consolidated federal income tax allocation policy.


USF&G Corporation
Schedule V. Supplementary Insurance Information

                                          At December 31                     For the Years Ended December 31


                                Unpaid                                          Losses, Amortization
                     Deferred losses,loss           Other                         loss  of deferred
                       policy  expenses            policy                Net   expenses,    policy              Other
                     acquisi-  & policy           holders'            invest-       &     acquisi-           operating
                         tion    bene-   Unearned    funds   Premium     ment    policy       tion            expenses  Premiums
                        costs   fits(b)  premiums      (a)   revenue  income(a) benefits     costs               (a)     written


1993
Property/casualty
 insurance:
  Commercial             $168   $ 4,108      $444              $1,223             $1,014       $359              $ 71    $1,239
  Personal                 69       553       264                 681                481        175                46       653
  Reinsurance               6       559        29                 305                204         71                28       403
  Fidelity/surety          28        56        56                 118                 59         59                 9       120
  Reinsurance receivable    -     1,053       124                   -                  -          -                 -         -
  Other                     -         -         -                   -                  -          -                 -        14
    Property/casualty     271     6,329       917    $    7     2,327       $433   1,758        664               154     2,429
Life insurance            164     3,973         -        67       129        321     395          9                50       N/A
    Total                $435   $10,302      $917    $   74    $2,456       $754  $2,153       $673              $204    $2,429
1992
Property/casualty
 insurance:
  Commercial             $170   $ 4,348      $420              $1,480             $1,299       $426              $ 86    $1,356
  Personal                 76       626       286                 785                635        210                42       727
  Reinsurance               3       511        11                 157                118         22                25       243
  Fidelity/surety          28        55        53                 111                 36         55                19       109
  Other                     -         -         -                   -                  -          -                 -       (15)
    Property/casualty     277     5,540       770    $    9     2,533       $475   2,088        713               172     2,420
Life insurance            189     3,896         -        56       104        349     377         25                51       N/A
    Total                $466   $ 9,436      $770    $   65    $2,637       $824  $2,465       $738              $223    $2,420
1991
Property/casualty
 insurance:
  Commercial             $208   $ 4,391      $555              $1,885             $1,728       $509              $ 83    $1,780
  Personal                 95       633       349                 920                736        247                33       925
  Reinsurance               3       633        22                  96                 40         31                30       211
  Fidelity/surety          27        47        55                 117                 41         55                 9       116
    Property/casualty     333     5,704       981    $   21     3,018       $498   2,545        842               155     3,032
Life insurance            201     3,773         -        58       169        370     437         44                50       N/A
    Total                $534   $ 9,477      $981    $   79    $3,187       $868  $2,982       $886              $205    $3,032

N/A - Not applicable to life insurance pursuant to Rule 12-16 of Regulation S-X.
(a) Other policyholders' funds, net investment income, and other operating expenses are not allocated to property/casualty categories.
(b) Unpaid losses and loss expenses
reflect the implementation of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which increased liabilities by $1.2 billion with a corresponding increase in assets at December 31, 1993. This standard requires reinsurance receivables and prepaid reinsurance premiums to be reported separately as assets instead of the previous practice of netting such receivables against the related loss and unearned premium liabilities.

USF&G Corporation
Schedule VI. Reinsurance

                                                For the Years Ended December 31

                                           Ceded to           Assumed                       Percentage of
                             Gross            other         from other           Net               amount
(in millions)                amount        companies         companies        amount       assumed to net
1993
Life insurance in force     $11,955           $1,404             $155       $10,706                 1.4%
Premiums earned:
  Life insurance            $   133           $    5             $  -       $   128                   -%
  Accident/health
   insurance                      -                -                1             1                99.1
  Property/casualty
   insurance                  2,338              517              506         2,327                21.7
    Total                   $ 2,471           $  522             $507       $ 2,456                20.6%
1992
Life insurance in force     $12,228           $1,444             $132       $10,916                 1.2%
Premiums earned:
  Life insurance            $   107           $    5             $  1       $   103                  .3%
  Accident/health
   insurance                      -                -                1             1                94.0
  Property/casualty
   insurance                  2,692              535              376         2,533                14.8
    Total                   $ 2,799           $  540             $378       $ 2,637                14.3%
1991
Life insurance in force     $13,227           $1,481             $150       $11,896                 1.3%
Premiums earned:
  Life insurance            $   170           $    5             $  -       $   165                  .3%
  Accident/health
   insurance                      3                -                1             4                41.2
  Property/casualty
   insurance                  3,127              532              423         3,018                14.0
    Total                   $ 3,300           $  537             $424       $ 3,187                13.3%

USF&G Corporation
Schedule IX. Short-Term Borrowings

                    At December 31             For the Years Ended December 31

                                                       Maximum         Average       Weighted-
                                                        amount          amount         average
                                      Weighted-    outstanding     outstanding   interest rate
                    Balance at          average         during          during          during
(in millions)      end of year    interest rate       the year    the year (a)    the year (b)
1993
Bank lines of
  credit                  $376              3.6%          $376            $375            3.7%
1992
Bank lines of
  credit                  $376              3.6%          $376            $376            4.6%
1991
Bank lines of
  credit                  $376              5.9%          $411            $390            6.9%

(a) The average amount outstanding during the year was calculated based on daily balances.
(b) The weighted-average
interest rate during the year was computed by dividing actual interest expense by the average amount outstanding during the period.

USF&G Corporation
Schedule X. Supplemental Information Concerning Consolidated
Property/Casualty Insurance Operations

                                                         At December 31
(in millions)                                       1993      1992      1991
Deferred policy acquisition costs                $   271   $   277   $   333
Reserves for unpaid claims and
  claim adjustments (a)                            6,329     5,540     5,704
Discount deducted from reserves (b)                  508       680       683
Unearned premiums                                    917       770       981

(a) Reserves for unpaid claims and claim adjustments reflect the implementation of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which increased liabilities by $1.2 billion with a corresponding increase in assets at December 31, 1993. This standard requires reinsurance receivables and prepaid reinsurance premiums to be reported separately as assets instead of the previous practice of netting such receivables against the related loss and unearned premium liabilities.
(b) Certain long-term disability payments for workers compensation are discounted at rates ranging from 3% to 5%.

                                             For the Years Ended December 31
                                                    1993      1992      1991
Earned premiums                                   $2,327    $2,533    $3,018
Net investment income                                433       475       498
Losses and loss adjustment
 expenses incurred related to:
   Current year                                    1,696     2,010     2,416
   Prior years                                        62        78       129
Amortization of deferred policy
 acquisition costs                                   664       713       842
Paid claims and claim adjustment expenses          2,022     2,252     2,471
Premiums written                                   2,429     2,420     3,032