Form 10-Q
period 1994-03-31
USF&G CORP
filed 1994-05-16
CIK 354396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                 Commission File Number
March 31, 1994                                                        1-8233


                              USF&G CORPORATION
            (Exact name of registrant as specified in its charter)


Maryland                                                          52-1220567
(State of incorporation)                   (IRS employer identification no.)


                 100 Light Street, Baltimore, Maryland  21202
            (Address of principal executive offices and zip code)

                             (410) 547-3000
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, Par Value $2.50; 85,297,345 shares outstanding as of April 29, 1994.


USF&G Corporation
Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                Condensed Consolidated Statement of Financial Position     3
                Condensed Consolidated Statement of Operations             4
                Condensed Consolidated Statement of Cash Flows             5
                Notes to Condensed Consolidated Financial Statements       6
                Independent Auditor's Review Report                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                23
Item 4.  Submission of Matters to a Vote of Shareholders                  23
Item 6.  Exhibits and Reports on Form 8-K                                 23
         Exhibit 4  -  Instruments Defining the Rights of Security Holders
                       Including Indentures                               23
         Exhibit 10 -  Material Contracts                                 23
         Exhibit 11 -  Computation of Earnings Per Share                  29
         Exhibit 12 -  Computation of Ratio of Consolidated Earnings
                       to Fixed Charges and Preferred Stock Dividends     30
         Exhibit 15 -  Letter Regarding Unaudited Interim Financial
                       Information                                        31

SIGNATURE                                                                 32



USF&G Corporation
Condensed Consolidated Statement of Financial Position


                                                At March 31    At December 31
(dollars in millions except share data)             1994             1993
Assets                                           Unaudited
  Investments:
    Fixed maturities:
      Held to maturity, at amortized cost
      (market, 1994, $4,568;1993, $4,796)        $ 4,675          $ 4,661
      Available for sale, at market
      (cost, 1994, $4,500; 1993,$4,681)            4,540            4,903
    Common stocks, at market (cost, 1994,
      $85; 1993, $98)                                 75               87
    Preferred stocks, at market
      (cost, 1994, $48; 1993, $48)                    48               48
    Short-term investments                           340              322
    Mortgage loans                                   320              302
    Real estate                                      659              685
    Other invested assets                            381              369
      Total investments                           11,038           11,377
  Cash                                                47               17
  Accounts, notes, and other receivables             761              656
  Reinsurance receivables                            613              573
  Servicing carrier receivables                      704              719
  Deferred policy acquisition costs                  455              435
  Other assets                                       526              558
      Total assets                               $14,144          $14,335
Liabilities
  Unpaid losses, loss expenses, and policy
    benefits                                     $10,231          $10,302
  Unearned premiums                                  927              917
  Corporate debt                                     585              574
  Real estate and other debt                          43               44
  Other liabilities                                1,001              987
      Total liabilities                           12,787           12,824
Shareholders' Equity
  Preferred stock, par value $50.00
    (12,000,000 shares authorized;
     shares issued, 1994 and 1993, 9,099,910)        455              455
  Common stock, par value $2.50
    (240,000,000 shares authorized;
     shares issued, 1994, 85,248,974;
     1993, 85,009,482)                               213              212
  Paid-in capital                                    965              963
  Net unrealized gains on investments                 27              192
  Net unrealized losses on foreign currency            -               (2)
  Minimum pension liability                          (85)             (85)
  Retained earnings (deficit)                       (218)            (224)
      Total shareholders' equity                   1,357            1,511
      Total liabilities and shareholders'
      equity                                     $14,144          $14,335

See Notes to Condensed Consolidated Financial Statements.


USF&G Corporation
Condensed Consolidated Statement of Operations (Unaudited)


                                                 Three Months Ended March 31
(dollars in millions except per share data)       1994                1993
Revenues
  Premiums earned (net of premiums ceded,
    1994, $127; 1993, $134)                   $    570             $    674
  Net investment income                            183                  192
  Other                                              8                    8
    Revenues before realized gains                 761                  874
  Realized gains on investments                      5                    1
    Total revenues                                 766                  875
Expenses
  Losses, loss expenses, and policy
    benefits (net of losses ceded,
    1994, $65; 1993, $64)                          509                  590
  Underwriting, acquisition, and operating
    expenses                                       224                  252
  Interest expense                                   9                   10
    Total expenses                                 742                  852
  Pretax income before cumulative effect of
    adopting new accounting standards               24                   23
  Provision for income taxes                         1                    -
  Income before cumulative effect of adopting
    new accounting standards                        23                   23
  Income (loss) from cumulative effect
    adopting new accounting standards:
    Income taxes                                     -                   90
    Postretirement benefits                          -                  (52)
      Net income                              $     23             $     61
  Preferred stock dividend requirements             12                   12
      Net income available to common stock    $     11             $     49

Primary Earnings Per Common Share
  Income before cumulative effect of
    adopting new accounting standards         $    .13             $    .13
  Income (loss) from cumulative effect of
    adopting new accounting standards:
    Income taxes                                     -                 1.06
    Postretirement benefits                          -                 (.61)
      Net income                              $    .13             $    .58
Full Diluted Earnings Per Common Share
  Income before cumulative effect of
    adopting new accounting standards         $    .13             $    .17
  Income (loss) from cumulative effect of
    adopting new accounting standards:
    Income taxes                                     -                  .80
    Postretirement benefits                          -                 (.46)
      Net income                              $    .13             $    .51
  Weighted average common shares
    outstanding (000s):
    Primary                                     85,132               84,541
    Fully diluted                               85,132              112,736
  Dividends declared per common share         $    .05             $    .05

See Notes to Condensed Consolidated Financial Statements


USF&G Corporation
Condensed Consolidated Statement of Cash Flow (Unaudited)


                                                  Three Months Ended March 31
(dollars in millions)                              1994                 1993
Operating Activities
  Net income                                      $  23              $    61
  Adjustments to reconcile net
    income to net cash provided from
    operating activities:
      Cumulative effect of adopting new
      accounting standards                            -                  (38)
      Realized gains on investments                  (5)                  (1)
      Change in insurance liabilities                39                   37
      Change in deferred policy acquisition costs   (20)                   -
      Change in receivables                         (62)                  16
      Change in other liabilities                   (24)                  50
      Change in other assets                         40                  (15)
      Other items, net                               16                    9
        Net cash provided from operating
          activities                                  7                  119
Investing Activities
  Net (purchases) sales and maturities of
    short-term investments                          (19)                 270
  Purchases of fixed maturities held to
    maturity                                       (197)              (1,241)
  Sales of fixed maturities held to maturity         13                   46
  Maturities/repayments of fixed maturities
    held to maturity                                159                  208
  Purchases of fixed maturities available
    for sale                                        (49)                   -
  Sales of fixed maturities available
    for sale                                         17                  640
  Repayments of fixed maturities available
    for sale                                        182                   28
  Purchases of equities and other investments      (113)                 (41)
  Sales, maturities, or repayments of equities
    and other investments                           150                   74
  Purchases of property and equipment                (7)                  (4)
  Disposals of property and equipment                 3                    -
        Net cash provided from (used in)
          investing activities                      139                  (20)
Financing Activities
  Deposits for universal life and investment
    contracts                                        50                   35
  Withdrawals of universal life and investment
    contracts                                      (153)                (131)
  Long-term borrowings                              122                    -
  Repayments of long-term borrowings               (121)                   -
  Issuances of common stock                           2                    1
  Cash dividends paid to shareholders               (16)                 (16)
        Net cash used in financing activities      (116)                (111)
  Increase (decrease) in cash                        30                  (12)
  Cash at beginning of period                        17                   25
        Cash at end of period                   $    47              $    13

See Notes to Condensed Consolidated Financial Statement


USF&G Corporation
Notes to Condensed Consolidated Financial Statements

1.  Basis of Accounting
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries ("USF&G"). Intercompany transactions are eliminated in consolidation.
Certain 1993 amounts have been reclassified to conform to the 1994 presentation. The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's Annual Report to Shareholders for the year ended December 31, 1993. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

2.  Review by Independent Auditors
USF&G's independent auditors, Ernst & Young, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three month periods ended March 31, 1994, and 1993. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

3.  Earnings Per Common Share
Primary earnings per common share are based on income, after deduction of preferred stock dividends, and the weighted average number of common shares outstanding during the periods. Common stock equivalents were not included as they were insignificant. Fully diluted earnings per common share assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.
Refer to the computation in Exhibit 11.

4.  Ratio of Consolidated Earnings to Fixed Charges
For purposes of computing the ratio of consolidated earnings to fixed charges and preferred stock dividends, earnings consist of income before considering income taxes, the cumulative effect of adopting new accounting standards, and fixed charges. Fixed charges consist of interest, that portion of rentals that is deemed to be an appropriate interest factor, and preferred stock dividend requirements. Refer to the computation in Exhibit 12.

5.  Unrealized Gains (Losses) on Investments
At March 31, 1994, gross unrealized gains and gross unrealized losses pertaining to equity securities totaled $3 million and $13 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships included in other investments totaled $11 million and $1 million, respectively. At
March 31, 1994, there were gross unrealized gains of $41 million and gross unrealized losses of $1 million pertaining to fixed maturities available for sale. There were also $13 million of gross unrealized losses relating to a deferred policy acquisition cost adjustment. The change in net unrealized gains (losses) on investments amounted to a loss of $165 million during the three months ended
March 31, 1994, compared with a gain of $14 million during the three months ended March 31, 1993.

6.  Proceeds From Sales of Fixed Maturity Investments
Proceeds on sales of fixed maturities held to maturity were $13 million for the three months ended March 31, 1994. Gross gains and gross losses of less than $1 million were realized on those sales. During the three month period ended March 31, 1993, proceeds from sales of fixed maturities held to maturity were $46 million. Gross gains of $3 million and gross losses of less than $1 million were realized on sales in 1993. Proceeds from sales of fixed maturities available for sale were $17 million for the three months ended March 31, 1994, compared with $640 million for the same period in 1993. Gross gains and gross losses of less than $1 million were realized on 1994 sales. Gross gains of $19 million and gross losses of $1 million were realized on sales in 1993.

7.   Legal Contingencies
7.1. General
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims.
Additional information regarding contingencies that may arise from insurance regulatory matters may be found in the Regulation section of Management's Discussion and Analysis of Financial
Condition and Results of Operations.

In the opinion of management, such litigation and the litigation described below is not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

7.2. Shareholder Class Action Suits
Twelve class action complaints were filed by certain shareholders of USF&G in 1990 and 1991. USF&G moved to dismiss all twelve complaints. The complaints refer to USF&G's public announcement on November 7, 1990, concerning a reduction in its dividend and related matters. By an order dated February 11, 1993, the court dismissed eleven of the class action complaints and on April 23, 1993, the court dismissed the remaining action. The plaintiffs appealed these rulings and on January 6, 1994, the Fourth Circuit of Appeals affirmed the dismissal of all twelve suits. The plaintiffs have not sought review from the United States Supreme Court and the time period in which to do so has expired.

7.3 Arkansas Servicing Carrier Litigation
On September 14, 1993, Interstate Contractors, Inc. and two other
Arkansas corporations filed a class action in the U.S. District Court for the Eastern District of Arkansas, Little Rock, against the National Council on Compensation Insurance ("NCCI"), USF&G and ten other insurance companies which served as servicing carriers for the Arkansas involuntary workers compensation market. The case alleges that the defendants failed to provide safety and loss control services, claim management services, and assistance in moving insureds from the involuntary market to the voluntary market. The plaintiffs have moved to voluntarily dismiss without prejudice the class action and, on April 20, 1994, the court granted the requested dismissal. Because the dismissal is without prejudice, the plaintiffs may seek to refile this case at a later date.

7.4. North Carolina Workers Compensation Litigation
On November 24, 1993, N.C. Steel, Inc. and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina, against the NCCI, North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers compensation market. On
January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. Steel Inc. et al., v. National Council on Compensation Insurance, et al., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encouraged agents to place employers in the assigned risk pool, and improperly promoted inefficient claims handling. USF&G has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged construction fraud, and treble damages under the North Carolina antitrust laws.
USF&G believes that it has meritorious defenses and has determined to defend the action vigorously. Management believes that it is unlikely such claims will have a material adverse effect on USF&G's financial position.



USF&G Corporation
Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of March 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



                                    ERNST & YOUNG


Baltimore, Maryland
May 13, 1994



USF&G Corporation
Management's Discussion and Analysis of Financial Condition and
Results of Operations

This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") and explains the results of operations for the first quarter. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1993 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the first quarter 1994 are compared with those for the same period of 1993, unless otherwise noted. Financial position at March 31, 1994, will be compared with December, 31, 1993. (Note: A glossary of certain terms used in this discussion can be found at the end of this section. The terms are underlined the first time they appear in the text.)

1.  Consolidated Results
The table below shows the major components of net income.

                                        Three Months Ended March 31
(in millions)                                  1994            1993
Pretax income before realized gains
  and cumulative effect of adopting
  new accounting standards                     $ 19            $ 22
Realized gains on investments, net                5               1
Income tax expense                               (1)              -
Income (loss) from cumulative effect of
  adopting new accounting standards:
    Income taxes                                  -              90
    Postretirement benefits                       -             (52)
  Net income                                   $ 23            $ 61

The table below shows the components of pretax income before realized gains and cumulative effect of adopting new accounting standards by major business segment.

                                        Three Months Ended March 31
(in millions)                                  1994            1993
Property/casualty insurance                    $ 33            $ 40
Life insurance                                    4               -
Parent and noninsurance                         (18)            (18)
Pretax income before realized gains
  and cumulative effect of adopting
  new accounting standards                     $ 19            $ 22

The $38 million decrease in net income for the first quarter of 1994 is primarily due to the first quarter 1993 adoption of two new Statements of Financial Accounting Standards ("SFAS").
Pretax income before these accounting changes and realized gains and losses for the property/casualty insurance segment decreased $7 million primarily as a result of lower net investment income offset by improved underwriting results despite higher catastrophe losses. The life insurance segment's $4 million increase resulted from the combined effects of higher product sales, improved profit margins, and income generated from the sale of a majority of its timberland investment.

2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 83 percent of USF&G's revenues in the first quarter of 1994 compared with 87 percent in the first quarter of 1993.
Financial results for this segment were as follows:

                                               Three Months Ended March 31
(in millions)                                       1994              1993
Premiums earned                                    $ 533             $ 648
Losses and loss expenses incurred                   (408)             (500)
Underwriting expenses                               (187)             (216)
Net underwriting loss                                (62)              (68)
Net investment income                                100               110
Other revenues and expenses, net                      (5)               (2)
Pretax income before realized
  gains and the cumulative effect
  of adopting new accounting standards             $  33             $  40

The decrease in pretax income before realized gains and the cumulative effect of adopting new accounting standards in the first quarter of 1994 compared with the first quarter of 1993 was primarily due to $10 million higher catastrophe losses and lower investment income. Underwriting results continued to improve despite lower premiums earned and higher catastrophe losses.

2.1. PREMIUMS EARNED
Premiums earned totaled $533 million for the first three months of 1994 compared with $648 million in the first quarter of 1993. The table below shows the major components of premiums earned and premiums written.

                                               Three Months Ended March 31
                                                  1994                1993
                                    Premiums  Premiums  Premiums  Premiums
(in millions)                         Earned   Written    Earned   Written
Branch office voluntary production:
  Direct                                $467      $473      $489      $496
  Other premium adjustments               (1)       (9)        -         -
  Ceded reinsurance                      (36)      (37)      (23)      (23)
Voluntary pools and
  associations                            13        13        11        12
Involuntary pools and
  associations                            27        25        48        42
  Total primary                          470       465       525       527
Assumed reinsurance:
  Finite risk                             23        38       103       133
  Traditional risk                        40        47        20        27
  Total                                 $533      $550      $648      $687

More than half of the total decline in premiums earned and written are from finite risk assumed reinsurance. The market demand for this product was diminished by the effects of accounting changes under SFAS No. 113 and EITF 93-6 adopted in 1993. Premiums from new business increased 14 percent in the first quarter of 1994 compared with the first quarter 1993; however, this increase has not compensated for the lower renewal base principally caused by past actions to reduce writings. As a result, total branch office direct voluntary premium written is down six percent. This rate of decline compares favorably with the declines of greater than 15 percent in 1992 and 1993.

Management still plans to limit premium writings and reduce exposures in certain catastrophe prone geographical areas and less profitable markets and product lines; however, the decline in branch office voluntary direct premium has slowed in recent quarters and is expected to level-off.

The table below shows premiums earned and the statutory loss ratios by lines of property/casualty insurance.

                                               Three Months Ended March 31
                                                 1994                 1993
                                  Premiums  Statutory  Premiums  Statutory
(in millions)                       Earned Loss Ratio    Earned Loss Ratio
Commercial lines                      $301       74.6      $319       87.2
Fidelity/Surety                         28       28.3        25       25.6
Personal lines                         141       98.4       181       78.1
  Total primary                        470       79.0       525       81.1
Assumed reinsurance                     63       58.6       123       61.3
Total                                 $533       76.5      $648       76.6

The significant increase in the statutory loss ratio for personal lines is primarily due to the high catastrophe losses and the generally poor weather conditions which impacted the homeowners line of business. The commercial lines loss ratio was also negatively effected by catastrophe losses, however, this was offset by improved core underwriting performance and favorable results from reinsurance pools.

2.2. UNDERWRITING RESULTS
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses ("LAE"), and underwriting expenses. Property/casualty insurance companies typically have underwriting losses that are offset by investment income.



Underwriting gains (losses) by major business category are as follows:

                                                Three Months Ended March 31
(in millions)                                       1994               1993
Commercial                                          $(30)              $(66)
Fidelity/Surety                                        4                  3
Personal                                             (46)               (16)
  Total primary                                      (72)               (79)
Assumed reinsurance                                   10                 11
  Net underwriting losses                           $(62)              $(68)
Voluntary                                           $(59)              $(48)
Involuntary                                           (3)               (20)
  Net underwriting losses                           $(62)              $(68)

Consolidated property/casualty GAAP and statutory underwriting ratios are as follows:

                                                Three Months Ended March 31
                                                    1994               1993
GAAP underwriting ratios:
  Loss ratio*                                       76.5               77.2
  Expense ratio*                                    35.2               33.2
  Combined ratio                                   111.7              110.4
Statutory underwriting ratios:
  Loss ratio                                        76.5               76.6
  Expense ratio                                     34.5               33.8
  Combined ratio                                   111.0              110.4
*See Glossary of Terms

Underwriting results in the first three months of 1994 improved by $6 million over the same period in 1993, despite the high catastrophe losses and the generally poor weather conditions, which produced a greater than normal level of losses that were not classified as catastrophes. In addition, as discussed in Section 2.4, results from involuntary pools and associations improved. Underwriting results in the first three months of 1994 included $40 million of net catastrophe losses compared with $30 million in the same period of 1993. Gross catastrophe losses were $40 million in the first quarter of 1994 compared with $35 million in the same period of 1993. The average net catastrophe losses for the five first quarters from 1989 to 1993 was $13 million. The high catastrophe losses in the first three months of 1994 were related to severe winter snow and ice storms and the Los Angeles earthquake. The catastrophes in the first quarter of 1993 were primarily from the March blizzard. Excluding catastrophe losses, the statutory loss ratio for the first quarter of 1994 improved 3.3 points when compared with first quarter of 1993.

Although overall voluntary underwriting losses have increased, commercial lines voluntary results improved due to the favorable impact of reinsurance recoverables and improved results from reinsurance pools. The poor weather conditions and high catastrophe losses contributed to the deteriorated personal lines results especially in the homeowners line of business.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of commercial lines products. Competitive pressures include the historic cyclicality of the property/casualty insurance industry pricing environment. These cycles have been evidenced by extended periods of overcapacity that adversely affect premium rates, followed by periods of undercapacity resulting in rising rates. The industry has experienced an intense period of price competition since 1987, during which the industry generally has been unable to charge rates sufficient to offset rising claim costs. Some industry analysts are beginning to point to factors such as high catastrophe losses, low interest rates, and reduced reinsurance capacity as indications that the underwriting cycle has started to improve. Other analysts believe, as the result of capital infusions and other factors, that excess surplus capacity still exists in the industry and that pricing pressure will continue. USF&G is unable to predict whether or when the property/casualty insurance cycle will improve but is continuing to manage long term objectives that include continued underwriting improvements without reliance on a significant cycle turn.

2.3. LOSSES INCURRED AND LOSS RESERVES
Losses and loss adjustment expenses incurred totaled $408 million in the first quarter of 1994, compared with $500 million for the same period of 1993. The reduction is due primarily to lower premium volume as well as actions taken to better manage claims and claim costs and reduce exposures in undesirable markets.

Reserves for unpaid losses and loss expense totaled $6.3 billion at March 31, 1994 and December 31, 1993. Reserves for unpaid losses and loss expenses decreased $35 million, a decrease of less than one percent despite the 6 percent decline in premiums earned after deducting the change in assumed reinsurance that was affected by SFAS No. 113.

USF&G categorizes environmental, product liability, other long term exposures such as asbestos, and other types of exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims." Case reserves (exclusive of bulk reserves) outstanding for such claims were $199 million at March 31, 1994, compared with $214 million at December 31, 1993. The primary reason for the decrease in the case reserves relates to reinsurance recoverables and payments made during the first three months of 1994.

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. The table below sets forth selected information for each of these three categories:

                        Total Claims Paid
                          from 1985-1994*       Case Reserves at
(in millions)              (includes LAE)         March 31, 1994
Negligent construction               $ 80                    $70
Environmental                         131                     65
Asbestos                               90                     36
*amount is through the first quarter of 1994.

At March 31, 1994, USF&G had 1,110 active files relating to environmental matters, including 78 coverage disputes. The number of claims under each file may vary significantly. Through the first quarter of 1994, approximately 28 percent of paid environmental claims related to matters under which a USF&G insured was a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly referred to as "Superfund", but many of these PRPs were only peripherally involved. Management does not believe that USF&G has material exposure to environmental or asbestos matters in excess of reserves or relative to other large property/casualty insurers because USF&G's customer base generally does not include large manufacturing companies, which tend to incur most of the known environmental and product liability exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G consolidated handling of common circumstance claims into a specialized unit designed to more effectively manage such claim exposures.

The above discussion regarding common circumstance claims relates solely to USF&G's direct business and does not include exposures assumed through F&G Re or otherwise. Management does not believe that assumed business, which includes common circumstance claims, involves exposures materially in excess of established reserves. The level of loss reserves for both current and prior years' claims is continually monitored and adjusted for changing economic, social, judicial, and legislative conditions. Management believes that loss reserves are adequate, but establishing appropriate reserves, particularly with respect to environmental or other long term exposure claims which are the subject of evolving legislative and judicial theories of liability, is highly judgmental and an inherently uncertain process.

2.4. INVOLUNTARY MARKET PLANS
Most states require insurers to provide coverage for less desirable risks through participation in mandatory programs.
The extent of participation in these programs is primarily based on voluntary premium volume in the applicable states. USF&G's participation in these involuntary programs has historically depressed underwriting results.

The underwriting gains (losses) on involuntary business by category of insurance are as follows:

                                                Three Months Ended March 31
(in millions)                                       1994               1993
Commercial                                          $  1               $(15)
Personal                                              (4)                (5)
  Total involuntary gain (loss)                     $ (3)              $(20)

Losses from involuntary markets decreased $17 million in the first quarter of 1994 compared with the same period in 1993.
This decrease is attributable to USF&G's managing its exposure to certain states or product lines where high losses, inadequate rates, excessive involuntary market costs, and unfavorable legislative and regulatory environments have created an adverse insurance climate. Most of the improvement is related to decreased premium upon which assessments are based as well as improved underwriting results reported by the involuntary pools. Involuntary market plans represented five percent of both earned premiums and underwriting losses in the first quarter of 1994. For the same period in 1993, involuntary market plans represented 7 percent of earned premiums and 30 percent of USF&G's total underwriting losses.



3.  Life Insurance Operations
Life insurance operations ("F&G Life") represent 15 percent of USF&G's total revenues for the first quarter of 1994 compared with 13 percent for the same period of 1993. F&G Life's financial results were as follows:

                                                Three Months Ended March 31
(in millions)                                         1994             1993
Premiums                                             $  37            $  26
Net investment income                                   83               82
Policy benefits                                       (101)             (90)
Underwriting and operating
  expenses                                             (15)             (18)
Pretax income before realized gains
  and the cumulative effect of adopting
  new accounting standards                           $   4            $   -

Income comparisons between the first quarter of 1994 and 1993 were affected by increased sales, lower operating expenses, and improved profit margins. The increase in sales is attributable to the new product initiatives and refocused distribution channels (see Sales section). Net investment income increased primarily due to the sale of a majority of the timberland investment. Management expects investment income to decrease over the remainder of 1994.

3.1. SALES
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                                Three Months Ended March 31
(in millions)                                        1994              1993
Distribution System
  Direct structured settlements                       $21               $10
  Independent agencies/insurance brokers               22                10
  National wholesaler - TSA                            14                 4
  Member firm/financial institutions                    8                11
    Total                                             $65               $35
Product Type
   Structured settlement annuities                    $21               $10
   Single premium deferred annuities                   17                 4
   Tax sheltered annuities                             12                 4
   Other annuities                                     13                15
   Life insurance                                       2                 2
    Total                                             $65               $35

Sales in the first quarter of 1994 continue to be favorably affected by F&G Life's refocus on its marketing and customer service operations. Variable cost distribution channels have replaced high fixed cost marketing programs. New products introduced in the past year were designed to meet the needs of the distributors and increase sales. As a result, sales, led by structured settlement annuities, single premium deferred annuities ("SPDAs") and tax sheltered annuities ("TSAs"), have increased 86 percent over the first quarter of 1993. In its effort to continue the improvement in sales and profitability, F&G Life intends to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected market products and modifying current product offerings to meet customer needs. There is no assurance that the improved sales trend will continue, however, the recent rise in interest rates and other market forces may have a positive effect on future sales. During the first quarter of 1994, current and projected spreads between investment income and interest credited to policyholders improved. This resulted from lower rates being credited to policies where the guaranteed rate period has expired. Total life insurance in force decreased to $11.7 billion at March 31, 1994, compared with $12.1 billion at December 31, 1993.

3.2. POLICY SURRENDERS
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge.
The surrender charge varies by product. Single premium deferred annuities, which represent 78 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years.
Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $131 million and $50 million for the periods ended March 31, 1994 and 1993, respectively. Surrender activity has increased as a result of expiring surrender charges, especially on SPDAs, as policyholders seek other investment alternatives with higher yields. Management has implemented a conservation program to provide those policies maturing in the near term with renewal options in an effort to provide policyholders with investment alternatives within F&G Life.

The total account value of F&G Life's deferred annuities is $2.5 billion, with only nine percent surrenderable at current account value (i.e., without surrender charges). The surrender charge period on $2.0 billion of F&G Life's single-premium deferred annuity products expires within the next four years. The surrender charge period on $563 million expires through 1994.
The experience so far for $242 million of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the first quarter of 1994 indicates that up to 50 percent of the expiring block may surrender, however, a larger percentage may surrender should interest rates rise throughout the year. This is likely to result in decreasing life insurance assets, though, given the relatively high interest rates credited when these annuities were issued, overall profit margins may improve as they surrender or rollover to new products, although this could be partially offset by acceleration of the amortization of deferred policy acquisition costs (see Deferred Policy Acquisition Cost section.) F&G Life, with a liquid assets to surrender value of surrenderable business of 126 percent at March 31, 1994, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

3.3. DEFERRED POLICY ACQUISITION COSTS ("DPAC")
Costs to acquire and issue policies are generally deferred and amortized in future periods. The recoverability of these amounts is regularly reviewed. In reviewing the assumptions used to amortize DPAC, management analyzes sales levels, policy surrender experience, projected investment spreads, and other criteria. Policy acquisition costs unfavorably affected March 31, 1993, results as $3 million of otherwise deferrable costs were expensed because sales levels were not sufficient to support the deferral of such costs. In the first quarter of 1994, no such expense was incurred as sales were higher and policy surrenders were less than expected. Should the level of sales begin to decline or surrender activity increase, future results could be negatively affected by the need to accelerate DPAC amortization.

4.  Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and net losses from noninsurance operations were as follows:

                                                Three Months Ended March 31
(in millions)                                        1994              1993
Parent Company Expenses:
  Interest expense                                   $ (8)             $ (9)
  Unallocated expense, net                             (9)               (7)
Noninsurance losses:
  Management consulting                                 -                (1)
  Other noninsurance investments                       (1)               (1)
  Loss from operations before income
    taxes and realized gains                         $(18)             $(18)

The results for parent and noninsurance operations for the first quarter of 1994 remained essentially unchanged from the first quarter of 1993. During 1994, interest expense may increase as the result of higher short-term interest rates and as USF&G replaces at least a portion of its short-term credit facility with longer term debt (see Financial Condition section).

5.  Investments
At March 31, 1994, USF&G's investment mix is consistent with year-end 1993. Long-term fixed maturities comprise 83 percent of total investments at March 31, 1994, compared with 84 percent at December 31, 1993. The table below shows the distribution of USF&G's investment portfolio.

                                   At March 31, 1994   At December 31, 1993
Total Investments (in millions)              $11,038                $11,377
Fixed maturities:
  Held to maturity                                42%                    41%
  Available for sale                              41                     43
    Total fixed maturities                        83                     84
Common and preferred stocks                        1                      1
Short-term investments                             3                      3
Mortgage loans and real estate                     9                      9
Other invested assets                              4                      3
  Total                                          100%                   100%

5.1. NET INVESTMENT INCOME
The following table shows the components of net investment income.

                                                Three Months Ended March 31
(dollars in millions)                                 1994             1993
Net investment income from:
  Fixed maturities                                    $170             $185
  Equity securities                                      -                1
  Short-term investments                                 3                3
  Real estate and mortgage loans                        17               12
  Other, less expenses                                  (7)              (9)
    Total                                             $183             $192
Average yield (annualized)                             6.6%             6.8%

Investment income from fixed maturities has declined as a result of investing cash flows in a declining interest rate environment during 1993. Average yields on fixed maturities were 7.3 percent and 7.9 percent for the quarters ended March 31, 1994 and 1993, respectively. Also, total investable assets were down as a result of surrenders and decreased premium. During the first quarter of 1994, maturities and other repayments of USF&G's fixed maturity investments totaled $341 million and proceeds from fixed maturities sales totaled $30 million. Proceeds from these sales and repayments of fixed maturities were reinvested at lower rates.

5.2. REALIZED GAINS (LOSSES)
The components of net realized gains (losses) include the following:

                                                Three Months Ended March 31
(in millions)                                         1994             1993
Net gains (losses) from sales:
  Fixed maturities                                     $ 2             $ 18
  Equities and options                                  (1)               -
  Real estate and mortgage loans                         9                -
  Other                                                  3                -
    Total net gains                                     13               18
Provisions for impairment:
  Fixed maturities                                       -               (3)
  Equities                                               -               (1)
  Real estate                                           (5)             (11)
  Other                                                 (3)              (2)
    Total provisions                                    (8)             (17)
  Net realized gains                                   $ 5             $  1

F&G Life's sale of timberland properties resulted in the majority of the realized gains from sales of real estate in the first quarter of 1994. The $18 million of realized gains in 1993 primarily relates to USF&G's repositioning of a portion of its fixed maturity investments to more effectively match the duration of its investments with its life insurance liabilities.

To reflect impairments in the value of certain real estate investments, USF&G made provisions for impairment of $5 million in 1994 compared with $11 million in 1993. Real estate provisions in 1994 primarily related to specific properties whose recent appraisal values reflected other than temporary impairments of the investments. Real estate provisions were taken in 1993 relating to other specific properties.

5.3. UNREALIZED GAINS (LOSSES)
The components of the changes in unrealized gains (losses) were as follows:

                                                Three Months Ended March 31
(dollars in millions)                                  1994            1993
Fixed maturities available for sale                   $(182)            $ -
Deferred policy acquisition cost adjustment              17               -
Equity securities                                        (3)              9
Other                                                     3               5
  Total                                               $(165)            $14

USF&G adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the fourth quarter of 1993. Prior to the adoption of SFAS No. 115, unrealized gains (losses) on fixed maturities were not included as a component of shareholders' equity. An average interest rate increase of 95 basis points during the first quarter of 1994 reduced the prior year's unrealized gain on fixed maturities available for sale from $222 million to $40 million at March 31, 1994. This was partially offset by a DPAC adjustment reflecting assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization.

5.4. FIXED MATURITY INVESTMENTS
The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)           At March 31, 1994      At December 31, 1993
Corporate investment-grade
  bonds                                    $4,970                    $4,866
Mortgage-backed securities                  2,167                     2,403
Asset-backed securities                     1,136                     1,149
U.S. Government bonds                         273                       308
High-yield bonds*                             569                       562
Tax-exempt bonds                               53                        48
Other                                           7                         6
  Total fixed maturities at
    amortized cost                         $9,175                    $9,342
Total market value of fixed maturities     $9,108                    $9,699
Net unrealized gains (losses)              $  (67)                   $  357
Percent market-to-amortized cost               99%                      104%
* See Glossary of Terms

                            At March 31, 1994           At December 31, 1993
                                          Net                             Net
                Amortized  Market  Unrealized   Amortized  Market  Unrealized
(in millions)        Cost   Value  Gain(Loss)        Cost   Value        Gain
Fixed maturities:
  Held to maturity $4,675  $4,568      $(107)      $4,661  $4,796        $135
  Available for
    sale            4,500   4,540         40        4,681   4,903         222
    Total          $9,175  $9,108      $ (67)      $9,342  $9,699        $357


Increasing interest rates, which resulted in declining bond prices, were responsible for the five percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1993.

Investments in mortgage-backed securities declined 10 percent when compared with holdings at December 31, 1993, due primarily to prepayments and the reinvestment of the proceeds into corporate investment-grade bonds. While subject to the prepayment risk experienced during 1993, credit risk related to USF&G's mortgage-backed securities portfolio at March 31, 1994, is believed to be minimal as 99 percent of such securities have AAA ratings or are collateralized by obligations of the U.S. Government or its agencies.

Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 94 percent of the portfolio at March 31, 1994 and December 31, 1993. The table below shows the credit quality of the long-term fixed maturity portfolio as of March 31, 1994.

                                                            Percent Market-
                        Amortized                      Market  to-Amortized
(dollars in millions)        Cost         Percent       Value          Cost
U.S. Government and
  U.S. Government
  Agencies                 $2,195              24%     $2,201           100%
AAA                         1,731              19       1,733           100
AA                          1,319              14       1,275            97
A                           2,329              26       2,312            99
BBB                         1,032              11       1,019            99
Below BBB                     569               6         568           100
  Total                    $9,175             100%     $9,108            99%

USF&G's holdings in high-yield bonds comprised six percent of the total fixed maturity portfolio at March 31, 1994 and December 31, 1993. As a result of the changing interest rate environment, the high-yield bond market-to-amortized cost ratio has declined six percentage points compared with December 31, 1993. Of the total high-yield bond portfolio, 70 percent is held by the life insurance segment, representing 9 percent of the F&G Life's total investments. The table below illustrates the credit quality of the high-yield bond portfolio at March 31, 1994.

                                                            Percent Market-
                            Amortized                  Market  to-Amortized
(dollars in millions)            Cost     Percent      Value           Cost
BB                               $372         65%       $367            99%
B                                 197         35         196           100
CCC and lower                       9          2           5            57
Valuation allowance                (9)        (2)          -             -
  Total                          $569        100%       $568           100%

The information on credit quality in the preceding two tables is based upon the higher of the rating assigned to each issue of fixed-income maturities by either Standard & Poor's or Moody's. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services; 2) ratings assigned by the NAIC; or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

At March 31, 1994, USF&G's five largest investments in high-yield bonds totaled $91 million in amortized cost and had a market value of $85 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented 5 percent of the high-yield portfolio and 0.3 percent of the total fixed maturity portfolio.

5.5. REAL ESTATE
The table below shows the components of USF&G's real estate portfolio.

(dollars in millions)             At March 31, 1994    At December 31, 1993
Mortgage loans                                $ 320                   $ 302
Equity real estate                              767                     793
Reserves                                       (108)                   (108)
  Total                                       $ 979                   $ 987

The increase in mortgage loans reflects USF&G's continuing strategy of maintaining a generally consistent level of real estate assets while changing the mix to more traditional mortgage loans and less real estate equity-type investments. This strategy is designed to reduce risk and increase yields in the real estate portfolio.

USF&G's real estate investment strategy emphasizes diversification by geographic region, property type, and stage of development. The diversification of USF&G's mortgage loan and real estate portfolio at March 31, 1994, is as follows:

Geographic Region           Type of Property      Development Stage
Pacific/Mountain   33%      Office        37%     Operating property     73%
Southeast          20       Land          27      Land development       16
Mid-Atlantic       19       Apartments    21      Land packaging         11
Midwest            16       Industrial     9
Southwest           9       Retail/other   6
Northeast           3

Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals are performed by professionally certified appraisers.

At March 31, 1994, USF&G's five largest real estate investments had a book value of $312 million. The largest single investment was $88 million, or eight percent of the total real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming.
Nonperforming real estate investments declined two percent at March 31, 1994, when compared with December 31, 1993. This decline in nonperforming real estate was a result of the combination of the sale of a nonperforming real estate property, write-downs on other specific properties, and the reclassification from performing real estate of another property.

The book value of the components of nonperforming real estate are as follows:

(book value in millions)             At March 31, 1994   At December 31, 1993
Restructured loans and investments                $  -                   $  4
Real estate held as in-substance
  foreclosure                                       14                     14
Real estate acquired through foreclosure
  or deed-in-lieu of foreclosure                   120                    121
Land investments                                    56                     57
Nonperforming equity investments                    54                     53
  Total nonperforming real estate                 $244                   $249
Real estate reserves                              $108                   $108
Reserves/nonperforming real estate                  44%                    43%

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $108 million, or 10 percent of the entire real estate portfolio, at both March 31, 1994, and December 31, 1993. Management believes the allowance at March 31, 1994, adequately reflects the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition
6.1. ASSETS
USF&G's assets totaled $14.1 billion at March 31, 1994, compared with $14.3 billion at December 31, 1993. The $0.2 billion reduction is primarily due to a $182 million reduction in the market value of the fixed maturity investments available for sale.

6.2. DEBT
USF&G's debt totaled $628 million at March 31, 1994, compared with $618 million at December 31, 1993. The increase in debt is mainly attributable to $126 million of zero coupon convertible subordinated notes which were issued during the first quarter of 1994 (see Liquidity section). The proceeds of the bonds were used to redeem $119 million of medium and long term notes which were carried at higher interest rates. Foreign currency translation adjustments of $4 million from non-U.S. dollar denominated debt also contributed to this increase in corporate debt. As a result of entering into currency swap agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt.

6.3  EQUITY
USF&G's shareholders equity totaled $1.4 billion at March 31, 1994, compared with $1.5 billion at December 31, 1993. The decrease is primarily the result of $182 million decline in unrealized gains on fixed maturity investments available for sale less a $17 million change in the related life insurance segment DPAC adjustment. This was partially offset by income of $23 million less $16 million in common and preferred stock dividends.

6.4  CAPITAL STRATEGY
Subject to capital market conditions, USF&G plans to refinance up to approximately $400 million of debt. In anticipation of the expiration in 1995 of the short-term bank credit facility, it is expected that at least a portion of the $375 million balance outstanding at March 31, 1994, will be refinanced and the short-term facility will be renegotiated.
Where opportunities exist, other outstanding debt may be refinanced at lower interest rates. In addition, depending upon the market value of its common stock, USF&G plans to call for redemption the Series C Preferred Stock and a portion of the Series B Preferred Stock under circumstances which will result in shares of those series of preferred stock being converted to common stock.

7.  Liquidity
Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs.
USF&G requires cash primarily to pay policyholders' claims and benefits, debt and dividend obligations, and operating expenses.
USF&G's sources of cash include cash flow from operations, credit facilities, marketable securities, and sales of other assets.
Management believes that internal and external sources of cash will continue to exceed USF&G's short-term and long-term needs. In January 1994, USF&G filed a shelf registration statement with the Securities and Exchange Commission. As of its effective date in February
1994, USF&G had $647 million in aggregate unissued debt, preferred stock and common stock (and warrants to purchase debt and equity securities) registered. These securities may be issued from time to time, depending on market conditions. This shelf amount was reduced by $126 million in proceeds received from the zero coupon convertible subordinated notes issued in March 1994.

7.1. CASH FLOW FROM OPERATIONS
USF&G had cash flow from operations of $7 million and $119 million for the periods ended March 31, 1994 and 1993, respectively. The primary factor for the decrease in cash flow is reduced premium from assumed reinsurance.

7.2. CREDIT FACILITIES
USF&G maintains a $500 million committed credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $375 million at March 31, 1994 and December 31, 1993. The credit agreement contains restrictive covenants, defined in the agreement, pertaining to indebtedness and tangible net worth levels. USF&G was in compliance with these covenants at March
31, 1994 and December 31, 1993.

7.3. MARKETABLE SECURITIES
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $9.1 billion at March 31, 1994, which represents 99 percent of its amortized cost. At March 31, 1994, equity securities, which are reported at market value in the balance sheet, totaled $123 million. Short-term investments totaled $340 million.

7.4. LIQUIDITY RESTRICTIONS
There are certain restrictions on payment of dividends by insurance subsidiaries that may limit USF&G's ability to receive funds from its subsidiaries. The Maryland Insurance Code requires the Maryland Insurance Commissioner's prior approval for any dividend payments during a twelve month period from a Maryland subsidiary, such as USF&G
Company, to its holding company which exceeds 10 percent of policyholders' surplus as of the prior calendar year end. In addition, notice of any other dividend must be given to the Maryland Insurance Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition. USF&G Company's policyholders' surplus at December 31, 1993, totaled $1.5 billion. Dividends of approximately $154 million are available for payment to USF&G from USF&G Company during 1994 without prior regulatory approval. Of these available dividends, $31 million was paid during the three months ended March 31, 1994.

8.  Regulation
8.1. GENERAL
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as personal lines and workers compensation, and other matters. Recently, there has been increased scrutiny of the insurance regulatory framework. A number of state legislatures have considered or enacted legislation that alters and, in many cases, increases state authority to regulate insurance companies. Proposals to adopt a federal regulatory framework have also been discussed.
It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations.

8.2. PROPOSITION 103
In November 1988, California voters passed Proposition 103, which required insurers doing business in that state to rollback property/ casualty premium prices in effect between November 1988 and November 1989 to 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. As a result of a court challenge, the California Supreme Court ruled in May 1989 that an insurer does not have to face insolvency in order to qualify for exemption from the rollback requirements and is entitled to a "fair and reasonable return." Significant controversy has surrounded the numerous regulations proposed by the California Insurance Department, which would be used to determine whether rate rollbacks and premium refunds are required by insurers.
Some of the Insurance Department's proposals were disapproved by the California Office of Administrative Law ("OAL"), which is responsible for the review and approval of such regulations. The most recent regulations proposed by the Insurance Department have not yet been reviewed by the OAL, pending a recent court challenge by various insurers to the Department's authority to issue such regulations. On February 25, 1993, the trial judge presiding over that court challenge voided substantial parts of the regulations proposed by the Insurance Department. The court held that the Insurance Department's regulations exceeded the Department's authority by setting rates based upon an across-the-board formula. The court indicated that rates and what constitutes a reasonable return would have to be determined individually for each insurer and that the Department's authority was to approve or disapprove rates proposed by insurers rather than setting rates which cannot vary from a prescribed formula. An appeal is currently pending before the California Supreme Court.

During 1989, less than five percent of USF&G's total premiums were written in the State of California. USF&G believes that the returns it received, both during and since the one-year rollback period, have not exceeded the "fair and reasonable return" standard. Additionally, based on the long history of events and the significant uncertainty about the Insurance Department's regulations, management does not believe it is probable that the revenue recognized during the rollback period will be subject to a material refund. Management believes that no premium refund should be required for any period after November 8, 1988, but that any rate rollbacks and premium refunds, if ultimately required, would not have a material adverse effect on USF&G's financial position.

8.3. MAINE "FRESH START" LITIGATION
In 1987, the State of Maine adopted workers compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers compensation market. This legislation, which was popularly known as "Fresh Start," required the Maine Superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The
Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry's share. The Maine Fresh Start statute requires the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

In March 1993, the Superintendent affirmed a prior Decision and Order (known as the "1992 Fresh Start Order") in which he, among other things, found that there were deficits for the 1988, 1989, and 1990 policy years, and that insurance carriers had not made a good faith effort to expand the voluntary market and consequently were required to bear 50 percent of any deficits relating to the 1989 and 1990 policy years. The Superintendent further found that a portion of these deficits were attributable to servicing carrier inefficiencies and poor investment practices and ordered that these costs be absorbed by insurance carriers. Also, in May 1993 the Superintendent found that insurance carriers would be liable for 50 percent of any deficits relating to the 1991 policy year (the "1993 Fresh Start Order"), but indicated that he would make no further determinations regarding the portions of any deficits attributable to alleged servicing carrier inefficiencies and poor investment practices until his authority to make such determinations was clarified in the various suits involving prior Fresh Start orders.

USF&G was a servicing carrier for the Maine residual market in 1988, 1989, 1990, and 1991. USF&G withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991. USF&G has joined in an appeal of the 1992 Fresh Start Order which was filed April 5, 1993. In addition to The Hartford Accident and Indemnity Company and USF&G, the National Council of Compensation Insurance ("NCCI") and several other insurance companies which were servicing carriers during this time frame have instituted similar appeals. These appeals will be heard on a consolidated basis. USF&G is seeking, among other things, to have the court set aside the Superintendent's findings that the industry did not make a good faith effort to expand the voluntary market and is responsible for deficiencies resulting from alleged poor servicing and investments. Similar appeals of the Superintendent's 1993 Fresh Start Order have been filed by USF&G, the NCCI and several other servicing carriers in the same court. The appeals of the 1993 Fresh Start Order will be heard on a consolidated basis.

Estimates of the potential deficits vary widely and are continuously revised as loss and claims data matures. If the Superintendent were to prevail on all issues, then the range of liability for USF&G, based on the most recent estimates provided by the Superintendent and the NCCI, respectively, could range from approximately $12 million to approximately $19 million. However, USF&G believes that it has meritorious defenses and has determined to defend the actions vigorously.

8.4. INVOLUNTARY MARKET PLANS
Most states require insurers to provide coverage for less desirable risks through participation in mandatory programs. USF&G's participation in assigned risk pools and similar plans, mandated now or in the future, creates and is expected to create downward pressure on earnings.

8.5. WITHDRAWAL FROM BUSINESS LINES
Some states have adopted legislation or regulations restricting or otherwise limiting an insurer's ability to withdraw from certain lines of business. Such restrictions are most often found in personal lines and workers compensation insurance. Such restrictions limit USF&G's ability to manage its exposure to unprofitable lines and adversely affects earnings to the extent USF&G is required to continue writing unprofitable business.

8.6. GUARANTY FUNDS
Insurance guaranty fund laws have been adopted in most states to protect policyholders in case of an insurer's insolvency. Insurers doing business in those states can be assessed for certain obligations of insolvent companies to policyholders and claimants. These assessments, under certain circumstances, can be credited against future premium taxes. Net of such tax credits, USF&G incurred $2 million of guaranty fund expense in the first quarter of 1994 and $3 million in the same period of 1993.

Financial difficulties of certain insurance companies over the past several years are expected to result in additional assessments that would have a negative impact on future earnings. State laws limit the amount of annual assessments which are based on percentages (generally two percent) of assessable annual premiums in the year of insolvency. The amount of these assessments cannot be reasonably estimated and is not expected to have a material adverse effect on USF&G's financial position.

8.7. NAIC PROPOSALS
The National Association of Insurance Commissioners ("NAIC") has proposed several model laws and regulations which are in varying stages of discussion. The NAIC has adopted model regulations which establish minimum capitalization requirements based on a "risk-based capital" formula. One version of this model regulation is applicable for life insurers with respect to their financial position as of December 31, 1993 and each calendar year thereafter. A second version was adopted by the NAIC in December 1993 for implementation by property/casualty insurers in 1995 with respect to their financial position as of December 31, 1994, and each calendar year thereafter. The statutory "risk adjusted" capital of USF&G Company and F&G Life as of December 31, 1993, were such that no regulatory action would be required (assuming that the NAIC model regulation applied to property/casualty insurers in 1993). The NAIC has also proposed a Model Investment
Law which prescribes the investments that are permissible for property/casualty and life insurers to hold. Adoption of this model law is targeted for December 1994, at the earliest. It is not expected that the final adoption of these regulations by the NAIC will result in any material adverse effect on USF&G's liquidity or financial position.

8.8. NATIONAL HEALTH CARE
President Clinton has presented a proposal to enact a comprehensive national health care system. One component of this proposal would coordinate the medical payment system for workers compensation and the medical payments component of automobile insurance within a reformed national health care system. The Administration's bill also provides for a national commission to study the possible merger of workers compensation and automobile medical coverage into the reformed health care system. Although some form of the Administration's national health care proposal may be enacted, it is unclear whether or to the extent any such legislation will address workers compensation or personal automobile insurance. Several alternatives currently being discussed would not have a significant impact on the workers compensation system, while others could have a significant effect. No reliable prediction can be made at this time as to the ultimate outcome of the legislative deliberations regarding national health care reform or the effect such legislation may have on USF&G.

8.9. SUPERFUND
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), more commonly known as Superfund, is currently scheduled to be reauthorized in 1994. Insurance companies, other businesses, environmental groups and municipalities are advocating a variety of reform proposals to revise the cleanup and liability provisions of CERCLA. No reliable prediction can be made as to the ultimate outcome of the legislative deliberations regarding the reauthorization of CERCLA or the effect such revisions may have on USF&G.



8.10. INSURANCE REGULATORY INFORMATION SYSTEM
The NAIC's Insurance Regulatory Information System ("IRIS") ratios are intended to assist state insurance departments in their review of the financial condition of insurance companies operating within their respective states. IRIS specifies eleven industry ratios and establishes a "usual range" for each ratio.
Significant departure from a number of ratios may lead to inquiries from state insurance regulators. As of March 31, 1994, USF&G was within the "usual range" for all IRIS ratios.

8.11. TAXATION OF DEFERRED ANNUITIES
From time to time various proposals have been considered by Congress and the Department of the Treasury to include within current taxable income all or a portion of the interest payments which accrue on certain deferred annuity products, including some deferred annuity products sold by F&G Life. Currently, such interest is not taxed until the time of distribution. All such proposals have focused exclusively on deferred annuities and have not included annuities issued in connection with structured settlements of claims or on tax sheltered annuities. No reliable prediction can be made at this time as to the outcome of any such proposals or the effect such proposals may have on F&G Life.



10.  Glossary of Terms

Account value: Deferred annuity cash value available to policyholders before the assessment of surrender charges.

Catastrophe losses: Property/casualty insurance claim losses resulting from a sudden calamitous event, such as a severe storm, are categorized as "catastrophes" when they meet certain severity and other criteria determined by a national organization.

EITF:  Emerging Issues Task Force of the Financial Accounting
Standards Board.

Expense ratio: The ratio of underwriting expenses to net premiums written, if determined in accordance with statutory accounting practices ("SAP"), or the ratio of underwriting expenses (adjusted by deferred policy acquisition costs) to earned premiums, if determined in accordance with GAAP.

GAAP:  Generally Accepted Accounting Principles.

High-yield bonds: Fixed maturity investments with a credit rating below the equivalent of Standard & Poor's "BBB." In addition, nonrated fixed maturities that, in the judgment of USF&G, have credit characteristics similar to those of a fixed maturity rated below BBB are considered high-yield bonds.

Involuntary business: Property/casualty insurance companies are required by state laws to participate in a number of assigned risk pools, automobile reinsurance facilities, and similar mandatory plans ("involuntary market plans"). These plans generally require coverage of less desirable risks, principally for workers compensation and automobile liability, that do not meet the companies' normal underwriting standards. As mandated by legislative authorities, insurers generally participate in such plans based upon their shares of the total writings of certain classes of insurance.

Liquid assets to surrender value: Liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender charges. A measure of an insurance company's ability to meet liquidity needs in case of annuity surrenders.

Loss ratio: The ratio of incurred losses and loss adjustment expenses to earned premiums, determined in accordance with SAP or GAAP, as applicable. The difference between SAP and GAAP relates to deposit accounting for GAAP related to financial reinsurance.

Nonperforming real estate: Mortgage loans and real estate investments that are not performing in accordance with their contractual terms or that are performing at an economic level significantly below expectations. Included in the table of nonperforming real estate are the following terms:

Deed-in-lieu of foreclosure: Real estate to which title has been obtained in satisfaction of a mortgage loan receivable in order to prevent foreclosure proceedings.

In-substance foreclosure: Collateral for a mortgage loan is in-substance foreclosed when the borrower has little or no equity in the collateral, does not have the ability to repay the loan, and has effectively abandoned control of the collateral to USF&G.

Land investments: Land investments that are held for future development where, based on current market conditions, returns are projected to be significantly below original expectations.

Loans not current as to interest and principal: Loans on which the borrower has failed to meet mortgage obligations.

Nonperforming equity investments: Equity investments with cash and GAAP return on book value less than five percent, but excluding land investments.

Restructured loans and investments: Loans and investments whose terms have been restructured as to interest rates, participation, and/or maturity date such that returns are projected to be significantly below original expectations.

Policyholders' surplus: The net assets of an insurer as reported to regulatory agencies based on accounting practices prescribed or permitted by the National Association of Insurance Commissioners and the state of domicile.

Premiums earned: The portion of premiums written applicable to the expired period of policies, after the assumption and cession of reinsurance.

Premiums written: Premiums retained by an insurer, after the assumption and cession of reinsurance.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss expenses incurred and "underwriting" expenses incurred.



USF&G Corporation
PART II.  Other Information


Item 1.  Legal Proceedings See Notes 7.2 and 7.3 of the
Notes to Condensed Consolidated Financial Statements, respectively, regarding termination of the shareholder class action suits which were initiated in 1990 and 1991 and the dismissal without prejudice of the Arkansas servicing carrier litigation filed in September 1993.

Item 4. Submission of Matters to a Vote of Shareholders (a)
The 1994 annual meeting of shareholders was held May 4, 1994.

(b) and (c) The shareholders elected all proposed nominees for directors to a term of one year. The elections were uncontested and nominees were currently directors of USF&G Corporation. Only directors elected at the annual meeting of shareholders will continue their terms as directors. The following table describes the voting tabulations with respect to each nominee for office.

                                  For          Withheld
H. Furlong Baldwin            72,491,973      1,218,823
Michael J. Birck              72,625,596      1,085,200
Norman P. Blake, Jr.          72,593,747      1,117,049
George L. Bunting, Jr.        72,491,892      1,218,904
Robert E. Davis               72,510,041      1,200,755
Dale F. Frey                  72,612,095      1,098,701
Robert E. Gregory, Jr         72,608,534      1,102,262
Robert J. Hurst               72,566,868      1,143,928
Wilbur G. Lewellen            72,612,141      1,098,655
Henry A. Rosenberg, Jr.       72,479,879      1,230,917
Larry P. Scriggins            72,441,971      1,268,825
Anne Marie Whittemore         72,136,006      1,574,790

The shareholders approved the Amendment of the Stock Incentive Plan of 1991 by a vote of 64,715,664 affirmative, 8,124,265 negative with 870,867 abstaining. Information describing the Plan is set forth under the caption "Proposal to Amend the Stock Incentive Plan of 1991" in the Corporation's proxy statement dated March 30, 1994, which section of the proxy statement is incorporated herein by reference.

The shareholders approved the Material Terms of Performance Goals for the Long-Term Incentive Program by a vote of 68,794,693 affirmative, 3,942,738 against with 973,365 abstaining. Information describing the terms is set forth under the caption "Proposal to Approve Material Terms of Performance Goals for Long-Term Incentive Program" in the Corporation's proxy statement dated March 30, 1994, which section of the proxy statement is incorporated herein by reference.

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.

Exhibit 4.A     Form of Zero Coupon Convertible Subordinated
                Note due 2009. (Incorporated by reference to the registrant's Form 8-K filed on March 3, 1994, File No. 1-8233.)
Exhibit 4.B Indenture dated as of January 28, 1994, between USF&G Corporation and Chemical Bank, as trustee. (Incorporated by reference to Exhibit 4E to the registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.)
Exhibit 10.A USF&G Corporation Stock Incentive Plan of 1991, As Amended and Restated. (Incorporated by reference to Exhibit A to the registrant's proxy statement dated March 30, 1994, File No. 1-8233.)
Exhibit 10.B    USF&G Corporation Long-Term Incentive Program.
                (Incorporated by reference to Exhibit B to the registrant's proxy statement dated March 30, 1994, File No. 1-8233.)
Exhibit 10.C    Long Term Incentive Program Agreement.
Exhibit 11.     Computation of Earnings per Share.
Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
Exhibit 15.     Letter Regarding Unaudited Interim Financial Information

(b) Reports on Form 8-K.

The registrant filed a Form 8-K on February 14, 1994, reporting under Item 5, Other Events, audited financial statements for the year ended December 31, 1993, and a related Management's Discussion and Analysis, and other related financial information. The registrant filed a Form 8-K on March 3, 1994, reporting under Item 5, Other Events, certain information related to the sale of $240,000,000 face amount at maturity of Zero Coupon Subordinated Notes, including the form of the note.



USF&G Corporation
Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                    USF&G Corporation


                                    By        DAN L. HALE
                                              Dan L. Hale

                                       Executive Vice President and
                                         Chief Financial Officer







Dated at Baltimore, Maryland
May 13, 1994