Form 10-Q
period 1994-06-30
USF&G CORP
filed 1994-08-15
CIK 354396

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


        For the Quarter Ended                Commission File Number
        June 30, 1994                                       1-8233

                             USF&G CORPORATION
          (Exact name of registrant as specified in its charter)

        Maryland                                         52-1220567
       (State of incorporation)     (IRS employer identification no.)


               100 Light Street, Baltimore, Maryland  21202
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

        Common Stock, Par Value $2.50; 85,404,975 shares outstanding as of July 29, 1994.

USF&G Corporation
Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Financial Position             3
         Condensed Consolidated Statements of Operations                    4
         Condensed Consolidated Statements of Cash Flows                    6
         Notes to Condensed Consolidated Financial Statements               8
         Independent Auditor's Review Report                               10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          25

Item 4.  Submission of Matters to a Vote of Shareholders            25

Item 6.  Exhibits and Reports on Form 8-K                           25
         Exhibit 4 - Instruments Defining the Rights of Security
          Holders Including Indentures                                     25
         Exhibit 11 -  Computation of Earnings Per Share                   26
         Exhibit 12 -  Computation of Ratio of Consolidated Earnings
          to Fixed Charges and Preferred Stock Dividends                   27
         Exhibit 15 -  Letter Regarding Unaudited Interim Financial
          Information                                                      28

SIGNATURE                                                           29

USF&G Corporation
Condensed Consolidated Statement of Financial Position



                                                At June 30     At December 31
(dollars in millions except share data)               1994               1993
Assets                                           Unaudited
 Investments:
  Fixed maturities:
   Held to maturity, at amortized cost
    (market, 1994, $4,470;1993, $4,796)           $  4,714           $  4,661
   Available for sale, at market
    (cost, 1994, $4,329; 1993,$4,681)                4,254              4,903
  Common stocks, at market
   (cost, 1994, $85; 1993, $98)                         75                 87
  Preferred stocks, at market
   (cost, 1994, $65; 1993, $48)                         65                 48
  Short-term investments                               325                322
  Mortgage loans                                       329                302
  Real estate                                          722                685
  Other invested assets                                374                369
   Total investments                                10,858             11,377

 Cash                                                   83                 17
 Accounts, notes, and other receivables                695                656
 Reinsurance receivables                               625                573
 Servicing carrier receivables                         684                719
 Deferred policy acquisition costs                     478                435
 Other assets                                          579                558
  Total assets                                     $14,002            $14,335
Liabilities
 Unpaid losses, loss expenses, and policy
  benefits                                         $10,177            $10,302
 Unearned premiums                                     942                917
 Corporate debt                                        581                574
 Real estate and other debt                             53                 44
 Other liabilities                                     937                987
  Total liabilities                                 12,690             12,824
Shareholders' Equity
 Preferred stock, par value $50.00
  (12,000,000 shares authorized;
  shares issued, 1994 and 1993, 9,099,910)             455                455
 Common stock, par value $2.50
  (240,000,000 shares authorized;
  shares issued, 1994, 85,375,814; 1993, 85,009,482)   213                212

 Paid-in capital                                       965                963
 Net unrealized gains (losses) on investments          (75)               192
 Net unrealized losses on foreign currency               -                 (2)
 Minimum pension liability                             (85)               (85)
 Retained earnings (deficit)                          (161)              (224)
  Total shareholders' equity                         1,312              1,511
  Total liabilities and shareholders' equity       $14,002            $14,335

See Notes to Condensed Consolidated Financial Statements.

USF&G Corporation
Condensed Consolidated Statement of Operations (Unaudited)



                                                   Three Months Ended June 30
(dollars in millions except per share data)        1994                  1993
Revenues
 Premiums earned
  (net of premiums ceded, 1994, $117; 1993,
   $112)                                        $   589               $   620
 Net investment income                              191                   189
 Other                                               10                    11
  Revenues before realized gains                    790                   820
 Realized gains on investments                        1                     -
  Total revenues                                    791                   820
Expenses
 Losses, loss expenses, and policy benefits
  (net of losses ceded, 1994, $68; 1993, $10)       523                   537
 Underwriting, acquisition, and operating expenses  223                   247
 Interest expense                                     7                    11
  Total expenses                                    753                   795
 Pretax income before cumulative effect of
  adopting new accounting standards                  38                    25
Provision for income taxes (benefit)                (35)                    -
 Income before cumulative effect of adopting
  new accounting standards                           73                    25
 Income (loss) from cumulative effect of adopting
  new accounting standards:
  Income taxes                                        -                     -
  Postretirement benefits                             -                     -
   Net income                                $       73              $     25

 Preferred stock dividend requirements               12                    12
   Net income available to common stock      $       61              $     13

Primary Earnings Per Common Share
 Income before cumulative effect of adopting
  new accounting standards                   $      .72              $    .15
 Income (loss) from cumulative effect of
  adopting new accounting standards:
   Income taxes                                       -                     -
   Postretirement benefits                            -                     -
    Net income                               $      .72              $    .15
Full Diluted Earnings Per Common Share
 Income before cumulative effect of adopting
  new accounting standards                   $      .59              $    .15
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                        -                     -
  Postretirement benefits                             -                     -
   Net income                                $      .59              $    .15
 Weighted average common shares
  outstanding (000s):
  Primary                                        85,320                84,695
  Fully diluted                                 119,879                84,695
 Dividends declared per common share         $      .05              $    .05

See Notes to Condensed Consolidated Financial Statements.

USF&G Corporation
Condensed Consolidated Statement of Operations (Unaudited)



                                                     Six Months Ended June 30
(dollars in millions except per  share data)      1994                   1993
Revenues
 Premiums earned (net of premiums ceded,
  1994, $244; 1993, $246)                     $  1,159               $  1,294
 Net investment income                             374                    381
 Other                                              18                     19
  Revenues before realized gains                 1,551                  1,694
 Realized gains on investments                       6                      1
  Total revenues                                 1,557                  1,695
Expenses
 Losses, loss expenses, and policy benefits
  (net of losses ceded, 1994, $131; 1993, $74)   1,032                  1,127
 Underwriting, acquisition, and
  operating expenses                               447                    499
 Interest expense                                   16                     21
  Total expenses                                 1,495                  1,647
 Pretax income before cumulative effect
  of adopting new accounting standards              62                     48
Provision for income taxes (benefit)               (34)                     -
 Income before cumulative effect of adopting
  new accounting standards                          96                     48
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                       -                     90
  Postretirement benefits                            -                    (52)
   Net income                               $       96             $       86

 Preferred stock dividend requirements              24                     24
  Net income available to common stock      $       72             $       62

Primary Earnings Per Common Share
 Income before cumulative effect of
  adopting new accounting standards         $      .85             $      .28

 Income (loss) from cumulative effect
  of adopting new accounting standards:
  Income taxes                                       -                   1.06
  Postretirement benefits                            -                   (.61)
   Net income                               $      .85             $      .73
Full Diluted Earnings Per Common Share
 Income before cumulative effect of
  adopting new accounting standards         $      .77             $      .35
 Income (loss) from cumulative effect
  of adopting new accounting standards:
  Income taxes                                       -                    .80
  Postretirement benefits                            -                   (.46)
   Net income                               $      .77             $      .69
 Weighted average common shares
  outstanding (000s):
  Primary                                       85,226                 84,619
  Fully diluted                                117,406                113,036
 Dividends declared per common share        $      .10             $      .10

See Notes to Condensed Consolidated Financial Statements.

USF&G Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                    Three Months Ended June 30
(dollars in millions)                                                1994  1993
Operating Activities
  Net income                                                       $   73  $ 25
  Adjustments to reconcile net income to net cash provided
  from (used in) operating activities:
    Cumulative effect of adopting new accounting standards              -     -
    Realized gains on investments                                      (1)    -
    Change in insurance liabilities                                    22     4
    Change in deferred policy acquisition costs                       (23)    6
    Change in receivables                                              (6)  (22)
    Change in other liabilities                                       (53)  (35)
    Change in other assets                                            (46)  (20)
    Other items, net                                                   11     3
      Net cash provided from (used in) operating activities           (23)  (39)
Investing Activities
  Net (purchases) sales and maturities of short-term investments       15   (15)
  Purchases of fixed maturities held to maturity                     (154) (320)
  Sales of fixed maturities held to maturity                           37    78
  Maturities/repayments of fixed maturities held to maturity           92   229
  Purchases of fixed maturities available for sale                    (68) (165)
  Sales of fixed maturities available for sale                        167   203
  Repayments of fixed maturities available for sale                   105    94
  Purchases of equities and other investments                        (140)  (31)
  Sales, maturities, or repayments of equities and other investments   95    34
  Purchases of property and equipment                                  (7)   (4)
  Disposals of property and equipment                                   1     1
    Net cash provided from investing activities                       143   104
Financing Activities
  Deposits for universal life and investment contracts                 56    35
  Withdrawals of universal life and investment contracts             (113)  (71)
  Net short-term borrowings (repayments)                             (160)    -
  Long-term borrowings                                                148     -
  Repayments of long-term borrowings                                    -     -
  Issuances of common stock                                             2     2
  Cash dividends paid to shareholders                                 (17)  (17)
    Net cash used in financing activities                             (84)  (51)
  Increase in cash                                                     36    14
  Cash at beginning of period                                          47    13
    Cash at end of period                                          $   83  $ 27

See Notes to Condensed Consolidated Financial Statements.

USF&G Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                  Six Months Ended June 30
(dollars in millions)                                        1994      1993
Operating Activities
  Net income                                                 $ 96      $ 86
  Adjustments to reconcile net income to net
    cash provided from (used in) operating activities:
    Cumulative effect of adopting new accounting standards      -       (38)
    Realized gains on investments                              (6)       (1)
    Change in insurance liabilities                            61        41
    Change in deferred policy acquisition costs               (43)        6
    Change in receivables                                     (68)       (6)
    Change in other liabilities                               (77)       15
    Change in other assets                                     (6)      (35)
    Other items, net                                           27        12
      Net cash provided from (used in) operating activities   (16)       80
Investing Activities
  Net (purchases) sales and maturities of
    short-term investments                                     (4)      255
  Purchases of fixed maturities held to maturity             (351)   (1,561)
  Sales of fixed maturities held to maturity                   50       124
  Maturities/repayments of fixed maturities held
    to maturity                                               251       437
  Purchases of fixed maturities available for sale           (117)     (165)
  Sales of fixed maturities available for sale                184       843
  Repayments of fixed maturities available for sale           287       122
  Purchases of equities and other investments                (253)      (72)
  Sales, maturities, or repayments of equities and
    other investments                                         245       108
  Purchases of property and equipment                         (14)       (8)
  Disposals of property and equipment                           4         1
    Net cash provided from investing activities               282        84
Financing Activities
  Deposits for universal life and investment contracts        106        70
  Withdrawals of universal life and investment contracts     (266)     (202)
  Net short-term borrowings (repayments)                     (160)        -
  Long-term borrowings                                        270         -
  Repayments of long-term borrowings                         (121)        -
  Issuances of common stock                                     4         3
  Cash dividends paid to shareholders                         (33)      (33)
    Net cash used in financing activities                    (200)     (162)
  Increase in cash                                             66         2
  Cash at beginning of period                                  17        25
    Cash at end of period                                   $  83     $  27

See Notes to Condensed Consolidated Financial Statements.

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

2.  Review by Independent Auditors
    USFG's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three and six month periods ended June 30, 1994, and 1993. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

5.  Unrealized Gains (Losses) on Investments
    At June 30, 1994, gross unrealized gains and gross unrealized losses pertaining to equity securities totaled $2 million and $12 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships included in other investments totaled $7 million and $1 million, respectively. At June 30, 1994, there were gross unrealized gains of $2 million and gross unrealized losses of $77 million pertaining to fixed maturities available for sale. There were also $4 million of gross unrealized gains relating to a deferred policy acquisition cost adjustment. The change in net unrealized gains (losses) on investments amounted to a loss of $267 million during the six months ended June 30, 1994, compared with a gain of $28 million during the six months ended June 30, 1993.

6.  Proceeds From Sales of Fixed Maturity Investments
    Proceeds on sales of fixed maturities held to maturity were $50 million for the six months ended June 30, 1994. Gross gains and gross losses of less than $1 million were realized on those sales. During the six month period ended June 30, 1993, proceeds from sales of fixed maturities held to maturity were $124 million. Gross gains of $5 million and gross losses of $5 million were realized on sales in 1993. Proceeds from sales of fixed maturities available for sale were $184 million for the six months ended June 30, 1994, compared with $843 million for the same period in 1993. Gross gains and gross losses of $1 million were realized on 1994 sales. Gross gains of $39 million and gross losses of $2 million were realized on sales in 1993.

7.  Legal Contingencies
7.1.General
    USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In the opinion of management, such litigation and the litigation described below is not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

7.2.North Carolina Workers Compensation Litigation
    On November 24, 1993, N.C. Steel, Inc. and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina, against the National
    Council on Compensation Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. STEEL INC. ET AL., V. NATIONAL COUNCIL ON COMPENSATION INSURANCE, ET AL., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encouraged agents to place employers in the assigned risk pool, and improperly promoted inefficient claims handling. USF&G has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged construction fraud, and treble damages under the North Carolina antitrust laws. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

7.3.Texas Workers Compensation Litigation
    On April 18, 1994, Mi-De-Pizza, Inc. and ten other Texas insureds filed an amended class action in the District Court of Dallas County, Texas against the NCCI and all insurance companies and certain insurance brokers that wrote workers compensation insurance in Texas during the period 1987 to 1991. The case, which was subsequently consolidated with another case to which USF&G was not a party and is now captioned WEATHERFORD ROOFING COMPANY, ET AL. V. EMPLOYERS NATIONAL INSURANCE COMPANY, ET AL., alleges that the defendants utilized rates and forms that had the effect of charging premium rates in excess of the rates approved by law. The plaintiffs are pursuing their claims under various legal theories, including breach of contract, fraud, civil conspiracy, violation of the Texas Insurance Code and the Texas Business and Commerce Code. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

7.4.South Carolina Workers Compensation Litigation
    The Attorney General of the State of South Carolina has, pursuant to a statutory provision requiring formal notice prior to filing of a suit, given notice that he intends to file suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform
    Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

USF&G Corporation
Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of June 30, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




Baltimore, Maryland
August 12, 1994

USF&G Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations

This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") and explains the results of operations for the second quarter and six month periods ended June 30, 1994. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the -Management's Discussion and Analysis' in the 1993 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the second quarter and six months ended June 30, 1994, are compared with those for the same period of 1993, unless otherwise noted. Financial position at June 30, 1994, will be compared with December 31, 1993. (Note: A glossary of certain terms used in this discussion can be found at the end of this section. The terms are CAPITALIZED the first time they appear in the text.)

Index to Financial Information
1. Consolidated Results                                                   11
2. Property/Casualty Insurance Operations                                 12
3. Life Insurance Operations                                              15
4. Parent and Noninsurance Operations                                     16
5. Investments                                                            16
6. Financial Condition                                                    19
7. Liquidity                                                              20
8. Regulation                                                             21
9. Glossary of Terms                                                      24

1.  Consolidated Results

The table below shows the major components of net income.

                                                           Three Months Ended
Six Months Ended

June 30          June 30

(in millions)                           1994    1993     1994    1993

Pretax income before realized gains
 and cumulative effect of adopting
 new accounting standards             $   37  $   25   $   56  $   47
Realized gains on investments, net         1       -        6       1
Income tax (benefit) expense             (35)      -      (34)      -
Income (loss) from cumulative effect of
 adopting new accounting standards:
  Income taxes                             -       -        -      90
  Postretirement benefits                  -       -        -     (52)
 Net income                           $   73  $   25   $   96  $   86

The table below shows the components of pretax income before realized gains and cumulative effect of adopting new accounting standards by major business segment.

                                                          Three Months Ended
Six Months Ended

June 30                  June 30

(in millions)                           1994    1993             1994    1993
Property/casualty insurance           $   53  $   43           $   86  $   83
Life insurance                             4       -                8       -
Parent and noninsurance                  (20)    (18)             (38)    (36)
Pretax income before realized gains
 and cumulative effect of adopting
 new accounting standards             $   37  $   25           $   56  $   47

Net income for the second quarter and six months ended June 30, 1994, was favorably affected by continued improvement in property/casualty UNDERWRITING RESULTS and a $35 million income tax benefit. The income tax benefit was recognized as a result of reducing the valuation allowance on net deferred tax assets related to SFAS No.109. Management reviews the valuation allowance on a quarterly basis. Based on the recent history of quarterly profits, management believes it is more likely than not that the company will generate sufficient future taxable income to utilize a larger portion of the deferred tax asset.
As of June 30, 1994, USF&G's tax-effected net deferred tax asset (net of deferred tax liabilities) was $584 million. The net deferred tax asset is reduced by a valuation allowance of $426 million. The valuation allowance will be released as a component of income when management's ongoing review of current evidence indicates that it is more likely than not that the deferred tax asset will be utilized.

Net income for the first half of 1993 included the impact of the adoption of two new Statements of Financial Accounting Standards ("SFAS"). Pretax income before these accounting changes and realized gains and losses for the property/casualty insurance segment increased $10 million and $3 million for the quarter and six months ended June 30, 1994, respectively, due primarily to improved underwriting results. The life insurance segment's $4 million and $8 million improvement for the quarter and six month period resulted mainly from the combined effects of higher product sales and improved profit margins.

2.  Property/Casualty Insurance Operations

Property/casualty insurance operations, the principal business segment, accounted for 84 percent of USF&G's revenues in the first half of 1994 compared with 86 percent in the first half of 1993. Financial results for this segment were as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Premiums earned*                     $   558 $   594           $1,091  $1,242
Losses and loss expenses incurred       (431)   (448)            (839)   (948)
Underwriting expenses                   (178)   (203)            (365)   (419)
Net underwriting loss                    (51)    (57)            (113)   (125)
Net investment income                    111     108              211     218
Other revenues and expenses, net          (7)     (8)             (12)    (10)
Pretax income before realized
 gains and the cumulative effect
 of adopting new accounting
 standards                           $    53 $    43           $   86  $   83
*See Glossary of Terms

Improved underwriting results were the primary reason for the increase in pretax income before realized gains and the cumulative effect of adopting new accounting standards in the second quarter and first six months of 1994 when compared with the same periods of 1993. Underwriting results improved despite lower premiums earned. This improvement is attributed to management's efforts over the last several years to improve the overall quality of the book of business and to control expenses.

2.1. PREMIUMS EARNED

Premiums earned totaled $558 million and $1.1 billion for the second quarter and first half of 1994, respectively, compared with $594 and $1.2 billion for the same period 1993. The tables below show the major components of premiums earned and PREMIUMS WRITTEN.

                                                             Premiums Earned
Premiums Written
                                                              Three Months Ended
Three Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Branch office voluntary production:
 Direct                                 $475    $483             $511    $480
 Ceded reinsurance                       (37)    (21)             (52)    (21)
Net branch office voluntary              438     462              459     459
Voluntary pools and associations          11      10                8      10
Involuntary pools and associations*        9      46               10      38
Other premium adjustments                  -      (4)               -      (4)
 Total primary*                          458     514              477     503
Assumed reinsurance:
 Finite risk                              51      37               46      49
 Traditional risk                         49      43               46      39
Total assumed                            100      80               92      88
Total                                   $558    $594             $569    $591


                                                             Premiums Earned
Premiums Written
                                                            Six Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Branch office voluntary production:
 Direct                               $  942  $  971           $  983  $  976
 Ceded reinsurance                       (73)    (40)             (88)    (40)
Net branch office voluntary              869     931              895     936
Voluntary pools and associations          24      21               21      22
Involuntary pools and associations*       36      94               36      80
Other premium adjustments                 (1)     (7)             (10)     (8)
 Total primary*                          928   1,039              942   1,030
Assumed reinsurance:
 Finite risk                              74     141               84     182
 Traditional risk                         89      62               93      66
Total assumed                            163     203              177     248
Total                                 $1,091  $1,242           $1,119  $1,278
* See Glossary of Terms

Premiums earned for the quarter ended June 30, 1994, decreased $36 million compared with the same period in 1993. Premiums earned for the six months ended June 30, 1994, decreased $151 million. The reduction in earned premium is related in part to increased ceded reinsurance costs on contracts entered into after Hurricane Andrew. In addition, a decrease in premiums from involuntary pools and associations is due to reduced participation in such pools as a result of management actions to reduce premium production in unprofitable markets and product lines. The first half of 1994 was also affected by reduced premiums from assumed finite risk reinsurance. The market demand for finite risk reinsurance was diminished by the effects of accounting changes under SFAS No. 113 and EITF 93-6 which were first required in 1993.

Branch office direct voluntary premiums written increased $32 million and $8 million for the quarter and six months ended June 30, 1994, when compared with the same periods of 1993. Premiums from new business increased 29 percent in the second quarter 1994 and retention ratios for both Commercial and Personal Lines improved.

The tables below show premiums earned and the statutory LOSS
RATIOS by lines of property/casualty insurance.

                                              Three Months Ended           Three
Months Ended
                                                               June 30, 1994
June 30, 1993
                                     Premiums        Statutory    Premiums
Statutory
(dollars in millions)    Earned       Loss Ratio      Earned       Loss Ratio
Commercial lines           $285             80.7        $293             79.2
Fidelity/Surety              30             32.9          29             71.8
Personal lines              143             74.8         192             73.8
 Total primary              458             75.8         514             76.7
Assumed reinsurance         100             62.4          80             71.8
Total                      $558             73.5        $594             76.0

                                                        Six Months Ended
Six Months Ended
                                                               June 30, 1994
June 30, 1993
                                     Premiums        Statutory    Premiums
Statutory
(dollars in millions)    Earned       Loss Ratio      Earned       Loss Ratio
Commercial lines        $   585             77.7     $   611             83.4
Fidelity/Surety              58             30.7          55             50.6
Personal lines              285             86.5         373             75.9
 Total primary              928             77.4       1,039             78.9
Assumed reinsurance         163             60.9         203             65.3
Total                    $1,091             75.0      $1,242             76.3

The significant increase in the Personal Lines statutory loss ratio for the first six months is primarily due to the high level of first quarter catastrophes and other weather related losses not classified as catastrophes. The year-to-date Commercial Lines loss ratio was also negatively affected by weather related losses, however, this was offset by improved core underwriting performance and favorable results from reinsurance pools.

2.2. UNDERWRITING RESULTS

Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses ("LAE"), and underwriting expenses. Property/casualty insurance companies often have underwriting losses that are offset by investment income.

Underwriting gains (losses) by major business category are as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Commercial                              $(51) $  (45)          $  (82)  $(111)
Fidelity/Surety                            5      (9)               9      (6)
Personal                                 (14)    (11)             (59)    (27)
 Total primary                           (60)    (65)            (132)   (144)
Assumed reinsurance                        9       8               19      19
 Net underwriting losses                $(51) $  (57)           $(113)  $(125)
Voluntary                               $(53) $  (50)           $(112)  $ (98)
Involuntary                                2      (7)              (1)    (27)
 Net underwriting losses                $(51) $  (57)           $(113)  $(125)

Consolidated property/casualty GAAP and statutory underwriting ratios are as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
                                                                    1994    1993
1994    1993
GAAP underwriting ratios:
 Loss ratio*                            77.2    75.2             76.8    76.3
 Expense ratio*                         32.0    34.5             33.5    33.8
 Combined ratio                        109.2   109.7            110.3   110.1
Statutory underwriting ratios:
 Loss ratio                             73.5    76.0             75.0    76.3
 Expense ratio                          35.6    34.1             35.0    33.9
 Combined ratio                        109.1   110.1            110.0   110.2
*See Glossary of Terms

Underwriting results improved by $6 million in the second quarter 1994 when compared with the same period of 1993 primarily due to improved Fidelity/Surety results. Personal and Commercial Lines underwriting results declined for the second quarter 1994 due to the combined effects of higher reinsurance costs, lower servicing carrier revenues, and several large losses which were only partially offset by lower CATASTROPHE LOSSES. For the first six months of 1994 over the same period 1993, Personal Lines results were affected by higher reinsurance costs and higher than normal first quarter weather related losses not designated as catastrophes. The improved underwriting results from Commercial Lines for the first six months of 1994 are a result of the overall improvement in the quality and mix of business and reduction of exposures to involuntary pools and associations.

Underwriting results in the second quarter and first half of 1994 included $10 million and $50 million, respectively, of net catastrophe losses compared with $25 million and $54 million in the same periods of 1993. Gross catastrophe losses were $10 million and $49 million in the second quarter and first half of 1994, respectfully, compared with $27 million and $62 million in the same periods of 1993. The catastrophe losses in the first half of 1994 were primarily related to severe winter snow and ice storms and the Los Angeles earthquake. Approximately half of the catastrophes in the first six months of 1993 were from the March east coast blizzard. Excluding catastrophe losses, the statutory loss ratio for the first half of 1994 improved 1.7 points when compared with first half 1993.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of commercial lines products. Competitive pressures include the historic cyclicality of the property/casualty insurance industry pricing environment.
These cycles have been evidenced by extended periods of overcapacity that adversely affect premium rates, followed by periods of undercapacity resulting in rising rates. The industry has experienced an intense period of price competition since 1987, during which the industry generally has been unable to charge rates sufficient to offset rising claim costs. Some industry analysts are beginning to point to factors such as high catastrophe losses, low interest rates, and reduced reinsurance capacity as indications that the underwriting cycle has started to improve. Other analysts believe, as the result of capital infusions and other factors, that excess surplus capacity still exists in the industry and that pricing pressure will continue. USF&G is unable to predict whether or when the property/casualty insurance cycle will improve, but is continuing to pursue long term objectives that include continued underwriting improvements without reliance on a significant cycle turn.

2.3. LOSSES INCURRED AND LOSS RESERVES

Losses and loss adjustment expenses incurred totaled $431 million and $839 for the three months and six months ended June 30, 1994, respectively. This compares favorably with $448 million and $948 million for the same periods in 1993. These reductions are attributed to lower premium volume and lower catastrophe losses as well as actions taken by management to better manage claims and claim costs and reduce exposures in undesirable markets.

Reserves for unpaid losses and loss expense totaled $6.2 billion at June 30, 1994, a decrease of $91 million from December 31, 1993, or only 2 percent, despite the 12 percent reduction in earned premiums for the first six months of 1994. Pending claims have been reduced by 6 percent and new claims have decreased 9 percent in the first half of 1994.

USF&G categorizes environmental, product liability, other long term exposures such as asbestos, and other types of exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims." USF&G does not believe it has material exposure to such claims because its customer base generally consists of small and medium sized businesses and does not include large manufacturing companies, which tend to incur most of the known environmental and product liability exposure. Reserves for losses that have been reported and certain legal expenses are established on the "case basis." Common circumstance claims incurred but not reported ("IBNR") and related adjustment expenses are included in the calculation of USF&G's bulk reserves.

Case reserves (exclusive of bulk reserves) outstanding for common circumstance claims were $210 million at June 30, 1994, compared with $214 million at December 31, 1993. The primary reason for the decrease in the case reserves relates to reinsurance recoverables and payments made during the first six months of 1994. Case reserves for these claims are approximately three percent of the total reserves for unpaid losses and loss expense at both June 30, 1994 and December 31, 1993.

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. The table below sets forth selected information for each of these three categories:

                                                             Total Claims Paid
                                                                  from 1985-
1994*        Case Reserves at
(in millions)                          (includes LAE)           June 30, 1994
Negligent construction                         $  83                      $68
Environmental                                    142                       76
Asbestos                                          86                       35
* amount is through the second quarter of 1994.

USF&G continuously evaluates its exposure to environmental and other long term claims. Significant legal issues, primarily pertaining to issues of coverage, exist with regard to the alleged liability of these types of claims. USF&G disputes some coverage of common circumstance claims of the policyholders and also assists in defending the insured in underlying litigation. Management believes reserves established for common circumstance claims are adequate; however, as the legal cases of such claims evolve, the related losses and expenses may require adjustment.

The above discussion regarding common circumstance claims relates solely to USF&G's direct business and does not include exposures assumed through F&G Re, USF&G+s reinsurance management subsidiary, or otherwise. Management does not believe that assumed business, which includes common circumstance claims, involves exposures materially in excess of established reserves since F&G Re was not a major writer of reinsurance prior to 1985, the year the industry adopted policy language intended to exclude pollution coverage except in specific circumstances.

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

3.  Life Insurance Operations

Life insurance operations ("F&G Life") represent 15 percent of USF&G's total revenues for the first six months of 1994 compared with 13 percent for the same period of 1993. F&G Life's financial results were as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Premiums                             $    31  $   26          $    68  $   52
Net investment income                     81      80              164     162
Other income                               -       1                -       1
Policy benefits                          (92)    (89)            (193)   (179)
Underwriting and operating expenses      (16)    (18)             (31)    (36)
Pretax income before realized gains
 and the cumulative effect of adopting
 new accounting standards            $     4  $    -          $     8  $    -

Income for the second quarter and six months ended June 30, 1994, improved when compared with the same periods of 1993 due primarily to positive sales growth and improved profit margins.
The increase in sales is attributable to the new product initiatives and refocused distribution channels.

3.1. Sales

The following table shows life insurance and annuity sales
(new annualized premiums and deposits) by distribution system and product type.

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
                                                                        1994
1993             1994    1993 Distribution System
 Direct structured settlements           $15     $15            $  35     $25
 Independent agencies/insurance brokers   19      12               40      22
 National wholesaler                      14       5               29       9
 Other                                    10      10               19      22
  Total                                  $58     $42             $123     $78
Product Type
 Structured settlement annuities         $15     $15            $  35     $25
 Single premium deferred annuities        15       5               32      10
 Tax sheltered annuities                  13       5               25       9
 Other annuities                          13      15               27      30
 Life insurance                            2       2                4       4
  Total                                  $58     $42             $123     $78

Sales in the second quarter and first six months of 1994 continue to be favorably affected by F&G Life's refocus on its marketing and customer service operations. Variable cost distribution channels have replaced high fixed cost marketing programs. New products recently introduced were designed to meet the needs of the distributors and increase sales. As a result, year-to-date sales, led by single premium deferred annuities ("SPDAs"), tax sheltered annuities ("TSAs"), and structured settlement annuities have increased 38 percent and 58 percent over the second quarter and first six months of 1993, respectfully. In its effort to continue the improvement in sales and profitability, F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected market products and modifying current product offerings to meet customer needs. There is no assurance, however, that the improved sales trend will continue. During the first six months of 1994, current and projected spreads between investment income and interest credited to policyholders improved compared with 1993 levels. This resulted from lower rates being credited to annuities where the guaranteed rate period has expired and improved spread management on new and renewal business. Total life insurance in force was $12.0 billion at June 30, 1994, compared with $12.1 billion at December 31, 1993.

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

Policy surrenders totaled $86 million and $217 million for the quarter and six months ended June 30, 1994, respectively. This compares with $45 million and $95 million for the same periods of 1993. Surrender activity has increased as a result of expiring surrender charges, especially on SPDAs, as policyholders seek other investment alternatives. Management has in place a conservation program that provides policyholders with a competitive renewal option within F&G Life once their surrender charge period has expired. Through June 30, 1994, approximately 30 percent of these eligible policyholders have elected this renewal option.

The total ACCOUNT VALUE of F&G Life's deferred annuities is $2.5 billion, with only seven percent surrenderable at current account value (i.e., without surrender charges). The surrender charge period on $2.1 billion of F&G Life's single-premium deferred annuity products expires through the end of 1997. The surrender charge period on $383 million expires through the remainder of 1994. The experience thus far for $313 million of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the second quarter of 1994 indicates that up to 50 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates rise throughout the year. This is likely to result in decreasing life insurance assets, although, given the relatively high interest rates credited when these annuities were issued, overall profit margins may continue to improve as they surrender or rollover to new products. A potential improvement in profit margin could be partially offset by acceleration of the amortization of deferred policy acquisition costs (see Deferred Policy Acquisition Cost section). F&G Life, with a LIQUID ASSETS TO SURRENDER VALUE of surrenderable business of 122 percent at June 30, 1994, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

3.3. Deferred policy acquisition costs ("DPAC")

Costs to acquire and issue policies are generally deferred and amortized in future periods in relationship to expected gross profits. The recoverability of these amounts is regularly reviewed by management by the monitoring of surrender experience, projected investment spreads and other criteria. In the first half of 1994, $12 million of current year expense has been deferred compared with $4 million in the first half of 1993. The increase in the deferral is due to the higher level of sales during the first half of 1994 compared with the same period of 1993. Amortization of the beginning DPAC balance was $9 million in the first half of 1994 and $11 million in the first half of 1993. The rate of amortization in future periods would be accelerated if surrender activity increases and/or product margins permanently narrow.

4.  Parent and Noninsurance Operations

Parent company interest and other unallocated expenses and net losses from noninsurance operations were as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Parent Company Expenses:
 Interest expense                      $  (7)   $(10)            $(15)   $(19)
 Unallocated expense, net                (12)     (6)             (21)    (13)
Noninsurance losses:
 Management consulting                     -       -                -      (1)
 Other noninsurance investments           (1)     (2)              (2)     (3)
 Pretax loss from operations before
  realized gains                        $(20)   $(18)            $(38)   $(36)

The results for parent and noninsurance operations for the second quarter and first half of 1994 remained essentially unchanged from the same periods of 1993. Unallocated expenses increased in the second quarter of 1994 primarily due to an increase in corporate advertising and promotion expenses. This was offset by lower corporate interest expense for the three month period ending June 30, 1994. During the second half of 1994, interest expense may increase as the result of higher short-term interest rates and the refinancing of a portion of USF&G's short-term credit facility with longer term debt (see Financial Condition section).

5.  Investments

At June 30, 1994, USF&G's investment mix is comparable with year-end 1993. Long-term fixed maturities comprise 82 percent of total investments at June 30, 1994, compared with 84 percent at December 31, 1993. The table below shows the distribution of USF&G's investment portfolio.

                                                            At June 30, 1994
At December 31, 1993
Total Investments (in millions)              $10,858                  $11,377
Fixed maturities:
 Held to maturity                                43%                      41%
 Available for sale                              39                       43
  Total fixed maturities                         82                       84
Common and preferred stock                        2                        1
Short-term investments                            3                        3
Mortgage loans and real estate                   10                        9
Other invested assets                             3                        3
 Total                                           100%                     100%

5.1. Net Investment Income

The following table shows the components of net investment income.

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(dollars in millions)                   1994    1993             1994    1993
Net investment income from:
 Fixed maturities                       $168    $182             $338    $367
 Equity securities                         7       1                7       2
 Short-term investments                    4       2                7       5
 Real estate and mortgage loans           17      11               34      23
 Other, less expenses                     (5)     (7)             (12)    (16)
  Total                                 $191    $189             $374    $381
Average yields (annualized):
 Total investments                       7.1%    6.7%             6.9%    6.8%
 Fixed maturities                        7.3     7.7              7.3     7.8

Investment income from fixed maturities has continued to be less than the respective 1993 periods. This decline is a result of investing cash flows in a declining interest rate environment during 1993. The increase in investment income from equity securities for the second quarter is due primarily to USF&G's share of earnings from an investment in a reinsurance company. Real estate and mortgage loan investment income increased as a result of the prepayment of a mortgage loan in the second quarter and a new loan program whereby USF&G is investing a greater percentage of capital into mortgage loans versus equity real estate.

5.2. Realized Gains (Losses)

The components of net realized gains (losses) include the following:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Net gains (losses) from sales:
 Fixed maturities                      $   1   $  18            $   3    $ 36
 Equities                                  1      (3)               -      (3)
 Real estate and mortgage loans           (3)      2                6       2
 Other                                     3      (2)               6      (2)
  Total net gains                          2      15               15      33
Provisions for impairment:
 Fixed maturities                         (1)     (2)              (1)     (5)
 Equities                                  -      (7)               -      (8)
 Real estate                               -       -               (5)    (11)
 Other                                     -      (6)              (3)     (8)
  Total provisions                        (1)    (15)              (9)    (32)
 Net realized gains                    $   1    $  -            $   6   $   1

The majority of the realized gains from real estate for the first six months of 1994 is the result of the first quarter sale of timberland properties. USF&G's portion of realized gains from investments in limited partnerships accounted for the $6 million gains in other invested assets for the first half of 1994. The $33 million of realized gains in the first half of 1993 primarily relates to USF&G's repositioning of a portion of its fixed maturity investments to more effectively match the duration of its investments with its life insurance liabilities.

To reflect impairments in the value of certain real estate investments, USF&G made provisions for impairment of $5 million in 1994 compared with $11 million in 1993. Real estate provisions in 1994 primarily related to specific properties whose recent appraisal values reflected other than temporary impairments of the investments. Real estate provisions were taken in 1993 relating to other specific properties. The 1993 provision for impairment on equities related to provisions on specific equity holdings that were expected to be sold in the near term and $8 million in reserves or direct write downs were established related to other than temporary impairments of other invested assets.

5.3. Unrealized Gains (Losses)

The components of the changes in unrealized gains (losses) were as follows:

                                                          Three Months Ended
Six Months Ended

June 30                  June 30
(in millions)                           1994    1993             1994    1993
Fixed maturities available for sale    $(115)   $  -            $(297)   $  -
Deferred policy acquisition
 cost adjustment                          17       -               34       -
Equity securities                          -      11               (3)     20
Other                                     (4)      3               (1)      8
 Total                                 $(102)   $ 14            $(267)   $ 28

USF&G adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the fourth quarter of 1993. Prior to the adoption of SFAS No. 115, unrealized gains (losses) on fixed maturities were not included as a component of shareholders' equity. Under SFAS No. 115, unrealized gains (losses) on fixed maturities are included as a component of shareholders' equity to the extent such securities are classified as "available for sale." An environment of rising interest rates during the first half of 1994 has resulted in a decrease in the unrealized gain on fixed maturities available for sale from $222 million at December 31, 1993, to an unrealized loss of $75 million at June 30, 1994. This was partially offset by a related change in the DPAC adjustment from the prior year's unrealized loss of $30 million to an unrealized gain of $4 million at June 30, 1994. This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The favorable change in unrealized gains in 1993 resulted from appreciation in equities and the sale of a portion of foreign equities that had an unrealized loss at year-end 1992.

5.4. Fixed Maturity Investments

The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)               At June 30, 1994     At December 31, 1993

Corporate investment-grade bonds          $5,029  55%              $4,866  52%
Mortgage-backed securities                 2,013  22                2,403  26
Asset-backed securities                    1,050  12                1,149  12
U. S. Government bonds                       278   3                  308   3
High-yield bonds*                            619   7                  562   6
Tax-exempt bonds                              47   1                   48   1
Other                                          7   -                    6   -
 Total fixed maturities at amortized cost $9,043 100%              $9,342 100%
Total market value of fixed maturities    $8,724                   $9,699
Net unrealized gains (losses)             $ (319)                  $  357
Percent market-to-amortized cost              96%                    104%
* See Glossary of Terms

                                                  At June 30, 1994            At
December 31, 1993

Net                             Net
                                 Amortized  Market  Unrealized   Amortized
Market  Unrealized
(in millions)           Cost   Value       (Loss)       Cost   Value        Gain

Fixed maturities:
 Held to maturity     $4,714  $4,470       $(244)     $4,661  $4,796        $135
 Available for sale    4,329   4,254         (75)      4,681   4,903         222
  Total               $9,043  $8,724       $(319)     $9,342  $9,699        $357

Increasing interest rates, which resulted in declining bond prices, were responsible for the eight percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1993.

Investments in mortgage-backed securities declined 16 percent when compared with holdings at December 31, 1993, due primarily to prepayments. While subject to prepayment risk, credit risk related to USF&G's mortgage-backed securities portfolio at June 30, 1994, is believed to be minimal as 99 percent of such securities have AAA ratings or are collateralized by obligations of the U.S. Government or its agencies. Asset-backed securities declined nine percent since year-end 1993 as a result of sales and maturities. The proceeds from sales, maturities, and prepayments are primarily being reinvested into corporate investment-grade bonds. Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at June 30, 1994 and 94 percent at December 31, 1993. The table below shows the credit quality of the long-term fixed maturity portfolio as of June 30, 1994.


Percent Market-
                                                   Amortized              Market
to-Amortized
(dollars in millions)              Cost  Percent      Value          Cost
U.S. Government and
 U.S. Government Agencies        $2,150      24%     $2,089            97%
AAA                               1,496      16       1,476            99
AA                                1,289      14       1,203            93
A                                 2,421      27       2,328            96
BBB                               1,068      12       1,022            96
Below BBB                           619       7         606            98
 Total                           $9,043     100%     $8,724            96%

USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at June 30, 1994, compared with six percent at December 31, 1993. Of the total high-yield bond portfolio, 71 percent is held by the life insurance segment, representing 10 percent of the F&G Life's total investments. The table below illustrates the credit quality of USF&G's high-yield bond portfolio at June 30, 1994.




Percent Market-
                                                   Amortized              Market
to-Amortized
(dollars in millions)              Cost Percent       Value          Cost
BB                                 $396      64%       $382            96%
B                                   225      36         219            97
CCC and lower                         8       1           5            60
Valuation allowance                 (10)     (1)          -             -
 Total                             $619     100%       $606            98%

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

At June 30, 1994, USF&G's five largest investments in high-yield bonds totaled $91 million in amortized cost and had a market value of $82 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and 0.3 percent of the total fixed maturity portfolio.

5.5. Real Estate

The table below shows the components of USF&G's real estate portfolio.

(dollars in millions)               At June 30, 1994     At December 31, 1993
Mortgage loans                               $   329                    $ 302
Equity real estate                               830                      793
Reserves                                        (108)                    (108)
 Total                                        $1,051                    $ 987

The increase in mortgage loans reflects USF&G's strategy of maintaining a generally consistent level of real estate assets while changing the mix to more traditional mortgage loans and less real estate equity-type investments. This strategy is designed to reduce risk and increase yields in the real estate portfolio. While not part of USF&G's continuing strategy, equity real estate increased in the second quarter as a result of the restructuring of a real estate partnership where USF&G has become the controlling general partner.

USF&G's real estate investment strategy emphasizes diversification by geographic region, property type, and stage of development.
The diversification of USF&G's mortgage loan and real estate portfolio at June 30, 1994, is as follows:

Geographic Region          Type of Property        Development Stage
Pacific/Mountain   33%     Office          34%     Operating property     75%
Midwest            21      Land            25      Land development       15
Southeast          18      Apartments      22      Land packaging         10
Mid-Atlantic       17      Retail/other    12
Southwest           8      Industrial       7
Northeast           3

Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals are performed by professionally certified appraisers.

At June 30, 1994, USF&G's five largest real estate investments had a book value of $329 million. The largest single investment was a land development located in San Diego, California with a book value of $91 million, or nine percent of the total real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. NONPREFORMING REAL ESTATE investments declined six percent at June 30, 1994, when compared with December 31, 1993. This decline in nonperforming real estate was a result of the combination of the sale of a nonperforming real estate property, write-downs on other specific properties, and the reclassifications to and from the nonperforming real estate portfolio.

The book value of the components of nonperforming real estate are as follows:

(book value in millions)            At June 30, 1994     At December 31, 1993
Restructured loans and investments*             $  -                   $    4
Real estate held as in-substance
 foreclosure*                                      -                       14
Real estate acquired through foreclosure
 or deed-in-lieu of foreclosure*                 115                      121
Land investments*                                 62                       57
Nonperforming equity investments*                 58                       53
 Total nonperforming real estate                $235                     $249
Real estate reserves                            $108                     $108
Reserves/nonperforming real estate                46%                      43%
*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $108 million, or 9 percent and 10 percent of the entire real estate portfolio at June 30, 1994 and December 31, 1993, respectively. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at June 30, 1994, adequately reflects the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition

6.1. Assets

USF&G's assets totaled $14.0 billion at June 30,1994, compared with $14.3 billion at December 31, 1993. The $333 million reduction is primarily due to a $297 million reduction in the market value of the fixed maturity investments classified as available for sale.

6.2. Debt

USF&G's debt totaled $634 million at June 30, 1994, compared with $618 million at December 31, 1993. The increase is mainly attributable to foreign currency translation adjustments of $9 million from non-U.S. dollar denominated debt. As a result of entering into offsetting currency swap agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. Also increasing real estate debt is debt assumed as a result of the restructuring of a real estate partnership where USF&G became a controlling general partner. Shortly thereafter, $54 million of this partnership debt was defeased reducing the amount that would otherwise have been consolidated as the result of this restructuring. Also affecting the composition of USF&G's debt was $126 million of zero coupon convertible subordinated notes issued during the first quarter with the proceeds used to redeem $119 million of higher interest bearing medium and long-term notes. USF&G also issued $149 million 8 3/8% Senior Notes due 2001 in the second quarter of 1994, the proceeds from which were used to repay a portion of the short-term bank credit facility (see Liquidity section).

6.3. Equity

USF&G's shareholders' equity totaled $1.3 billion at June 30, 1994, compared with $1.5 billion at December 31, 1993. The decrease is primarily the result of the $297 million decline in unrealized gains on fixed maturity investments available for sale reduced by a $34 million change in the related life insurance segment's DPAC adjustment. This was partially offset by net income of $96 million less $33 million in common and preferred stock dividends.

6.4. Capital Strategy.

Subject to capital market conditions, USF&G plans to refinance up to approximately $300 million of debt over the next several years. In anticipation of the expiration in March 1995 of the short-term bank credit facility, it is expected that portions of the $215 million balance outstanding at June 30, 1994, will be refinanced and the short-term facility will be renegotiated. Where opportunities exist, other outstanding debt may be refinanced at lower interest rates. In addition, depending upon the market value of its common stock, USF&G is considering strategies and opportunities to replace all or a portion of the Series C Preferred Stock with common stock equity, through redemptions intended to result in shares of such preferred stock being converted to common stock or otherwise.

7.  Liquidity

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. USF&G requires cash primarily to pay policyholders' claims and benefits, debt and dividend obligations, and operating expenses. USF&G's sources of cash include cash flow from operations, credit facilities, marketable securities, and sales of other assets. Management believes that internal and external sources of cash will continue to exceed USF&G's short-term and long-term needs. In January 1994, USF&G filed a shelf registration statement with the Securities and Exchange Commission. As of its effective date in February 1994, USF&G had $647 million in aggregate unissued debt, preferred stock and common stock (and warrants to purchase debt and equity securities) registered. These securities may be issued from time to time, depending on market conditions. This shelf amount was reduced by $126 million in proceeds received from the zero coupon convertible subordinated notes issued in March 1994 and by $149 million in proceeds from the 8 3/8% Senior Notes due 2001 issued in June 1994.

7.1. Cash flow from operations

USF&G had negative cash flow from operations of $23 million and $16 million for the quarter and six month periods ended June 30, 1994, compared with negative cash flow of $39 million and positive cash flow of $80 for the same periods in 1993. Cash flow declined for the first half of 1994 primarily due to a decline in premiums collected in the property/casualty segment offset by a reduction in paid losses.

7.2. Credit facilities

At June 30, 1994, USF&G maintained a $500 million committed credit facility with a group of foreign and domestic banks. Effective July 11, 1994, the credit facility was reduced to $375 million. Borrowings outstanding under the credit facility totaled $215 million at June 30, 1994 and $375 million at December 31, 1993. The credit agreement contains restrictive covenants, defined in the agreement, pertaining to indebtedness and tangible net worth levels. USF&G was in compliance with these covenants at June 30, 1994 and December 31, 1993.

7.3. Marketable securities

USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $8.7 billion at June 30, 1994, which represents 96 percent of its amortized cost. At June 30, 1994, equity securities, which are reported at market value on the balance sheet, totaled $140 million. Short-term investments totaled $325 million.

7.4. Liquidity restrictions

There are certain restrictions on payment of dividends by insurance subsidiaries that may limit USF&G's ability to receive funds from its subsidiaries. The Maryland Insurance Code requires the Maryland Insurance Commissioner's prior approval for any dividend payments during a twelve month period from a Maryland insurance subsidiary, such as USF&G Company, to its holding company which exceeds 10 percent of policyholders' surplus as of the prior calendar year end. In addition, notice of any other dividend must be given to the Maryland Insurance Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition. USF&G Company's policyholders' surplus at December 31, 1993, totaled $1.5 billion. Dividends of approximately $154 million are available for payment to USF&G from USF&G Company during 1994 without prior regulatory approval. Of these available dividends, $62 million was paid during the six months ended June 30, 1994.

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

8.2. Proposition 103

In November 1988, California voters passed Proposition 103, which required insurers doing business in that state to rollback property/casualty premium prices in effect between November 1988 and November 1989 to 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. As a result of a court challenge, the California Supreme Court ruled in May 1989 that an insurer does not have to face insolvency in order to qualify for exemption from the rollback requirements and is entitled to a "fair and reasonable return." Significant controversy has surrounded the numerous regulations proposed by the California Insurance Department, which would be used to determine whether rate rollbacks and premium refunds are required by insurers.
Some of the Insurance Department's proposals were disapproved by the California Office of Administrative Law ("OAL"), which is responsible for the review and approval of such regulations. The most recent regulations proposed by the Insurance Department are the subject of a court challenge by various insurers to the Department's authority to issue such regulations. On February
25, 1993, the trial judge presiding over that court challenge voided substantial parts of the regulations proposed by the Insurance Department. The court held that the Insurance
Department's regulations exceeded the Department's authority by setting rates based upon an across-the-board formula. The court indicated that rates and what constitutes a reasonable return would have to be determined individually for each insurer and that the Department's authority was to approve or disapprove rates proposed by insurers rather than setting rates which cannot vary from a prescribed formula. The trial court's opinion was appealed to the California Supreme Court and a decision is expected by September 30, 1994.

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

8.3. Maine "Fresh Start" litigation

In 1987, the State of Maine adopted workers compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers compensation market. This legislation, which was popularly known as "Fresh Start," required the Maine superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry+s share. The Maine Fresh Start statute requires the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

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

USF&G was a servicing carrier for the Maine residual market in 1988, 1989, 1990, and 1991. USF&G withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991. USF&G has joined in an appeal of the 1992 Fresh Start Order which was filed April 5, 1993, in the Maine Superior Court. In addition to The Hartford Accident and Indemnity Company and USF&G, the National Council of Compensation Insurance ("NCCI") and several other insurance companies which were servicing carriers during this time frame have instituted similar appeals. These appeals will be heard on a consolidated basis. USF&G is seeking, among other things, to have the court set aside the Superintendent's findings that the industry did not make a good faith effort to expand the voluntary market and is responsible for deficiencies resulting from alleged poor servicing and investments. Similar appeals of the Superintendent's 1993 Fresh Start Order have been filed by USF&G, the NCCI and several other servicing carriers in the same court. The appeals of the 1993 Fresh Start Order will be heard on a consolidated basis. On August 3, 1994, arguments were held on the appeal and the parties are awaiting a ruling from the Superior Court.

Estimates of the potential deficits vary widely and are continuously revised as loss and claims data matures. If the Superintendent were to prevail on all issues, then the range of liability for USF&G, based on the most recent estimates provided by the Superintendent and the NCCI, respectively, could range from approximately $12 million to approximately $21 million. However, USF&G believes that it has meritorious defenses and has determined to defend the actions vigorously.

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

8.6. Guaranty funds

Insurance guaranty fund laws have been adopted in most states to protect policyholders in case of an insurer's insolvency.
Insurers doing business in those states can be assessed for certain obligations of insolvent companies to policyholders and claimants. These assessments, under certain circumstances, can be credited against future premium taxes. Net of such tax credits, USF&G incurred $4 million of guaranty fund expense in the first six months of 1994 and $6 million in the same period of 1993.

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

8.8. National Health Care

President Clinton has presented a proposal to enact a comprehensive national health care system. One component of this proposal would coordinate the medical payment system for workers compensation and the medical payments component of automobile insurance within a reformed national health care system. The Administration's bill also provides for a national commission to study the possible merger of workers compensation and automobile medical coverage into the reformed health care system. Although some form of the Administration's national health care proposal may be enacted, it is unclear whether or to what extent such legislation will address workers compensation or personal automobile insurance. No reliable prediction can be made at this time as to the ultimate outcome of the legislative deliberations regarding national health care reform or the effect such legislation may have on USF&G.

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

8.10. Insurance Regulatory Information System

The NAIC's Insurance Regulatory Information System ("IRIS") ratios are intended to assist state insurance departments in their review of the financial condition of insurance companies operating within their respective states. IRIS specifies eleven industry ratios and establishes a "usual range" for each ratio. Significant departure from a number of ratios may lead to inquiries from state insurance regulators. As of June 30, 1994, USF&G was within the "usual range" for all IRIS ratios calculated on an interim year basis.

8.11. Taxation of Deferred Annuities

From time to time various proposals have been considered by Congress, the Office of Management and Budget, and the Department of the Treasury to include within current taxable income all or a portion of the interest payments which accrue on certain deferred annuity products, including some deferred annuity products sold by F&G Life. Currently, such interest is not taxed until the time of distribution. All such proposals have focused exclusively on deferred annuities and have not included annuities issued in connection with structured settlements of claims or on tax sheltered annuities. No reliable prediction can be made at this time as to the outcome of any such proposals or the effect such proposals may have on F&G Life.

8.12. Federal Antitrust legislation

The House Judiciary Committee has approved a bill providing that the McCarran-Ferguson Act of 1945 be revised. This act has historically provided the insurance industry with broad antitrust exemptions.
The current proposal would repeal many of those exemptions, although "safe harbors" would be preserved for data collection, loss development, common policy forms, residual market pooling arrangements and certain other areas essential to the property/casualty insurance industry. No reliable prediction can be made at this time as to the outcome of this proposal or the effect it may have on USF&G.

9.  Glossary of Terms
Account value:  Deferred annuity cash
value available to policyholders before the assessment of surrender charges.

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

Liquid assets to surrender value: GAAP liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender charges. A measure of an insurance company+s ability to meet liquidity needs in case of policy surrenders.

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

Primary insurance: Branch office voluntary and voluntary and involuntary pool experience, net of ceded reinsurance.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss expenses incurred and "underwriting" expenses incurred.

USF&G Corporation
Part II. Other Information

Item 1. Legal Proceedings
See Notes 7.3 and 7.4 of the Notes to
Condensed Consolidated Financial Statements, respectively, regarding the filing of a class action regarding workers compensation insurance in Texas and a notice received from the Attorney General of South Carolina regarding alleged unfair and deceptive trade practices by servicing carriers and others for the South Carolina workers compensation involuntary markets.

Item 4. Submission of Matters to a Vote of Shareholders
The 1994 annual meeting of shareholders was held May 4, 1994. The information required in this item was included under Item 4 for the Form 10-Q filed by the registrant for the quarter ended
March 30, 1994, File No. 1-8233, and such item is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.
Exhibit 4.A     Form of 8 3/8% Senior Notes due 2001. (Incorporated
                              by reference to the registrant+s Form 8-K filed on
June 30,
                              1994, File No. 1-8233.)
Exhibit 11.     Computation of Earnings per Share.
Exhibit 12.     Computation of Ratio of Earnings to Fixed
                        Charges and Preferred Stock Dividends.
Exhibit 15.     Letter Regarding Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

The registrant filed a Form 8-K on June 30, 1994, reporting under Item 5, Other Events, certain information related to the sale of $150,000,000 face amount at maturity of 8 3/8% Senior Notes due 2001, including as an exhibit the form of the note.

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





Dated at Baltimore, Maryland
August 12, 1994