Form 10-Q
period 1994-09-30
USF&G CORP
filed 1994-11-14
CIK 354396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


    For the Quarter Ended                               Commission File number
    September 30, 1994                                                  1-8233


                                  USF&G CORPORATION
                (Exact name of registrant as specified in its charter)


    Maryland                                                        52-1220567
    (State of incorporation)                 (IRS employer identification no.)



                     100 Light Street, Baltimore, Maryland  21202
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

                                  Yes X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common Stock, Par Value $2.50; 89,531,268 shares outstanding as of October 31, 1994.


                                   Page 1 of  132



USF&G Corporation
Contents



PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements:
         Condensed Consolidated Statement of Financial Position      3
         Condensed Consolidated Statement of Operations              4
         Condensed Consolidated Statement of Cash Flows              6
         Notes to Condensed Consolidated Financial Statements        8
         Report of Independent Auditors                             10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        11


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                          27
Item 6.  Exhibits and Reports on Form 8-K                           27
         Exhibit 10- Credit Agreement dated September 30, 1994      28
         Exhibit 11- Computation of Earnings Per Share             129
         Exhibit 12- Computation of Ratio of Consolidated Earnings
                     to Fixed Charges and Preferred Stock Dividends130
         Exhibit 15- Letter Regarding Unaudited Interim Financial
                     Information                                   131


SIGNATURE                                                          132









USF&G Corporation
Condensed Consolidated Statement of Financial Position

                                                At September 30  At December 31
(dollars in millions)                                   1994            1993
Assets                                           (Unaudited)
 Investments:
   Fixed maturities:
     Held to maturity, at amortized cost
      (market, 1994, $4,407; 1993, $4,796)         $  4,703        $  4,661
     Available for sale, at market (amortized
      cost, 1994, $4,313; 1993, $4,681)               4,202           4,903
   Common stocks, at market (cost, 1994, $86;
    1993, $98)                                           77              87
   Preferred stocks, at market (cost, 1994, $74;
    1993, $48)                                           73              48
   Short-term investments                               252             322
   Mortgage loans                                       348             302
   Real estate                                          694             685
   Other invested assets                                342             369
     Total investments                               10,691          11,377
 Cash                                                    57              17
 Accounts, notes, and other receivables                 695             656
 Reinsurance receivables                                629             573
 Servicing carrier receivables                          661             719
 Deferred policy acquisition costs                      491             435
 Other assets                                           617             558
     Total assets                                   $13,841         $14,335

Liabilities
 Unpaid losses, loss expenses, and policy benefits  $10,016         $10,302
 Unearned premiums                                      952             917
 Corporate debt                                         586             574
 Real estate and other debt                              41              44
 Other liabilities                                      911             987
     Total liabilities                               12,506          12,824

Shareholders' Equity
 Preferred stock, par value $50.00 (12,000,000
  shares authorized; shares issued, 1994, 8,109,344;
  1993, 9,099,910)                                      405             455
 Common stock, par value $2.50 (240,000,000 shares
  authorized; shares issued, 1994, 89,343,024;
  1993, 85,009,482)                                     223             212
 Paid-in capital                                      1,003             963
 Net unrealized gains (losses) on investments          (107)            190
 Minimum pension liability                              (85)            (85)
 Retained earnings (deficit)                           (104)           (224)
     Total shareholders' equity                       1,335           1,511
     Total liabilities and shareholders' equity     $13,841         $14,335

See Notes to Condensed Consolidated Financial Statements.






USF&G Corporation
Condensed Consolidated Statement of Operations (Unaudited)

                                               Three Months Ended September 30
(dollars in millions except per share data)      1994                     1993
Revenues
 Premiums earned (net of premiums ceded,
  1994, $115; 1993, $126)                     $   615                  $   562
 Net investment income                            186                      184
 Other                                             10                        9
  Revenues before realized gains                  811                      755
 Realized gains on investments                      -                        -
  Total revenues                                  811                      755

Expenses
 Losses, loss expenses, and policy benefits
  (net of losses ceded, 1994, $63; 1993, $5)      505                      498
 Underwriting, acquisition, and operating
  expenses                                        259                      229
 Interest expense                                  10                       10
  Total expenses                                  774                      737
 Pretax income before cumulative effect of
  adopting new accounting standards                37                       18
 Provision for income taxes (benefit)             (37)                      (2)
 Income before cumulative effect of adopting
  new accounting standards                         74                       20
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                      -                        -
  Postretirement benefits                           -                        -
    Net income                                $    74                  $    20

 Preferred stock dividend requirements             12                       12
    Net income available to common stock      $    62                  $     8

Primary Earnings Per Common Share
 Income before cumulative effect of adopting
  new accounting standards                    $   .72                  $   .10
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                     -                        -
  Postretirement benefits                          -                        -
    Net income                                $   .72                  $   .10

Fully Diluted Earnings Per Common Share
 Income before cumulative effect of adopting
  new accounting standards                    $   .61                  $   .10
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                      -                        -
  Postretirement benefits                           -                        -
    Net income                                $   .61                  $   .10


Weighted average common shares outstanding
 (000s):
  Primary                                      85,598                   84,898
  Fully diluted                               115,979                   84,898
Dividends declared per common share           $   .05                  $   .05

See Notes to Condensed Consolidated Financial Statements.





USF&G Corporation
Condensed Consolidated Statement of Operations (Unaudited)

                                               Nine Months Ended September 30
(dollars in millions except per share data)
                                               1994                      1993
Revenues
 Premiums earned (net of premiums ceded,
  1994, $359; 1993, $372)                  $  1,774                  $  1,856
 Net investment income                          560                       565
 Other                                           28                        28
  Revenues before realized gains              2,362                     2,449
 Realized gains on investments                    6                         1
  Total revenues                              2,368                     2,450

Expenses
 Losses, loss expenses, and policy benefits
  (net of losses ceded, 1994, $194;
  1993, $79)                                  1,537                     1,625
 Underwriting, acquisition, and operating
  expenses                                      706                       728
 Interest expense                                26                        31
  Total expenses                              2,269                     2,384
 Pretax income before cumulative effect of
  adopting new accounting standards              99                        66
 Provision for income taxes (benefit)           (71)                       (2)
 Income before cumulative effect of
  adopting new accounting standards             170                        68
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                    -                        90
  Postretirement benefits                         -                       (52)
    Net income                              $   170                  $    106

 Preferred stock dividend requirements           36                        36
    Net income available to common stock    $   134                  $     70

Primary Earnings Per Common Share
 Income before cumulative effect of adopting
  new accounting standards                  $  1.56                  $    .38
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                    -                      1.06
  Postretirement benefits                         -                      (.61)
    Net income                              $  1.56                  $    .83

Fully Diluted Earnings Per Common Share
 Income before cumulative effect of
  adopting new accounting standards         $  1.41                  $    .38
 Income (loss) from cumulative effect of
  adopting new accounting standards:
  Income taxes                                    -                      1.06
  Postretirement benefits                         -                      (.61)
    Net income                              $  1.41                   $   .83
Weighted average common shares outstanding
 (000s):
  Primary                                    85,351                    84,713
  Fully diluted                             114,175                    84,713
Dividends declared per common share         $   .15                   $   .15

See Notes to Condensed Consolidated Financial Statements.









USF&G Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)


                                               Three Months Ended September 30
(in millions)                                  1994                       1993
Operating Activities
 Net income                                  $   74                     $   20
 Adjustments to reconcile net income to net
  cash provided from (used in) operating
  activities:
   Cumulative effect of adopting new
    accounting standards                          -                          -
   Realized gains on investments                  -                          -
   Change in insurance liabilities              (22)                        (4)
   Change in deferred policy acquisition costs  (13)                         5
   Change in receivables                         17                         22
   Change in other liabilities                   (1)                       (64)
   Change in other assets                       (25)                       (27)
   Other items, net                               6                         (1)
    Net cash provided from (used in) operating
     activities                                  36                        (49)

Investing Activities
 Net sales and maturities of short-term
  investments                                    74                         16
 Purchases of fixed maturities held to
  maturity                                      (32)                       (20)
 Sales of fixed maturities held to maturity      10                         45
 Maturities/repayments of fixed maturities
  held to maturity                               44                        264
 Purchases of fixed maturities available for
  sale                                          (90)                      (704)
 Sales of fixed maturities available for sale    17                        319
 Repayments of fixed maturities available for
  sale                                           82                         94
 Purchases of equities and other investments    (49)                       (63)
 Sales, maturities, or repayments of equities
  and other investments                          37                        150
 Purchases of property and equipment            (10)                        (9)
 Disposals of property and equipment              -                          1
  Net cash provided from investing activities    83                         93

Financing Activities
 Deposits for universal life and investment
  contracts                                      68                         45
 Withdrawals of universal life and investment
  contracts                                    (193)                       (64)
 Net repayments of short-term debt                -                          -
 Long-term borrowings                             -                          -
 Repayments of long-term borrowings               -                          -
 Issuances of common stock                        7                          2
 Redemption of preferred stock                  (10)                         -
 Cash dividends paid to shareholders            (17)                       (16)
  Net cash used in financing activities        (145)                       (33)

 Increase (decrease) in cash                    (26)                        11

 Cash at beginning of period                     83                         27

  Cash at end of period                      $   57                     $   38

See Notes to Condensed Consolidated Financial Statements.








USF&G Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)


                                               Nine Months Ended September 30
(in millions)
                                               1994                      1993
Operating Activities
 Net income                                   $ 170                  $    106
 Adjustments to reconcile net income to net
  cash provided from operating activities:
   Cumulative effect of adopting new
    accounting standards                          -                       (38)
   Realized gains on investments                 (6)                       (1)
   Change in insurance liabilities               39                        37
   Change in deferred policy acquisition costs  (56)                       11
   Change in receivables                        (51)                       16
   Change in other liabilities                  (78)                      (49)
   Change in other assets                       (31)                      (57)
   Other items, net                              33                        11
    Net cash provided from operating
     activities                                  20                        36

Investing Activities
 Net sales and maturities of short-term
  investments                                    70                       271
 Purchases of fixed maturities held to
  maturity                                     (384)                   (1,581)
 Sales of fixed maturities held to maturity      60                       169
 Maturities/repayments of fixed maturities
  held to maturity                              295                       701
 Purchases of fixed maturities available for
  sale                                         (206)                     (869)
 Sales of fixed maturities available for sale   201                     1,162
 Repayments of fixed maturities available
  for sale                                      369                       216
 Purchases of equities and other investments   (302)                     (135)
 Sales, maturities, or repayments of equities
  and other investments                         282                       258
 Purchases of property and equipment            (24)                      (22)
 Disposals of property and equipment              4                         2
  Net cash provided from investing activities   365                       172

Financing Activities
 Deposits for universal life and investment
  contracts                                     174                       115
 Withdrawals of universal life and investment
  contracts                                    (459)                     (266)
 Net repayments of short-term debt             (160)                        -
 Long-term borrowings                           270                         -
 Repayments of long-term borrowings            (121)                        -
 Issuances of common stock                       11                         5
 Redemption of preferred stock                  (10)                        -
 Cash dividends paid to shareholders            (50)                      (49)
  Net cash used in financing activities        (345)                     (195)

 Increase in cash                                40                        13

 Cash at beginning of period                     17                        25

  Cash at end of period                       $  57                   $    38

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

2.  REVIEW OF INDEPENDENT AUDITORS
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three and nine month periods ended September 30, 1994 and 1993. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

5.  UNREALIZED GAINS (LOSSES) ON INVESTMENTS
At September 30, 1994, gross unrealized gains and gross unrealized losses pertaining to equity securities totaled $3 million and $11 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships included in other investments totaled $4 million and $2 million, respectively. At September 30, 1994, there were gross unrealized gains of $2 million and gross unrealized losses of $112 million pertaining to fixed maturities available for sale. There were also $10 million of gross unrealized gains relating to a deferred policy acquisition cost ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments amounted to a loss of $299 million during the nine months ended September 30, 1994, compared with a gain of $26 million during the nine months ended September 30, 1993.

6.  PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS
Proceeds on sales of fixed maturities held to maturity were $60 million for the nine months ended September 30, 1994. Gross gains of less than $1 million and gross losses of $1 million were realized on those sales. During the nine month period ended September 30, 1993, proceeds from sales of fixed maturities held to maturity were $169 million. Gross gains of $7 million and gross losses of $5 million were realized on such sales in 1993. Proceeds from sales of fixed maturities available for sale were $201 million for the nine months ended September 30, 1994, compared with $1.2 billion for the same period in 1993. Gross gains and gross losses of $2 million were realized on 1994 sales. Gross gains of $64 million and gross losses of $2 million were realized on sales in 1993.

7.  LEGAL CONTINGENCIES
7.1 General
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the opinion of management, such litigation and the litigation described below is not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

7.2. North Carolina Workers Compensation Litigation
On November 24, 1993, N.C. Steel, Inc. and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina, against the National Council on Compensation Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. Steel Inc. et al., v. National Council on Compensation Insurance, et al., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encourage agents to place employers in the assigned risk pool, and improperly promote inefficient claims handling. USF&G has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged constructive fraud and treble damages under the North Carolina antitrust laws. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

7.3. Texas Workers Compensation Litigation
On April 18, 1994, Mi-De-Pizza, Inc. and ten other Texas insureds filed an amended class action in the District Court of Dallas County, Texas against the NCCI and all insurance companies and certain insurance brokers that wrote workers compensation insurance in Texas during the period 1987 to 1991. The case, which was subsequently consolidated with another case to which USF&G was not a party and is now captioned Weatherford Roofing Company, et al., v. Employers National Insurance Company, et al., alleges that the defendants utilized rates and forms that had the effect of charging premium rates in excess of the rates approved by law. The plaintiffs are pursuing their claims under various legal theories, including breach of contract, fraud, civil conspiracy, violation of the Texas Insurance Code and the Texas Business and Commerce Code. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

7.4. South Carolina Workers Compensation Litigation
On August 22, 1994, the Attorney General of the State of South Carolina filed suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

7.5 Alabama Workers Compensation Litigation
On September 14, 1994, three Alabama employers filed a class action captioned Four Way Plant Farm, Inc., et al., v. National Council on Compensation Insurance, et al., in the Circuit Court of Bullock County, Alabama on behalf of all Alabama employers that have allegedly been damaged as a result of an alleged conspiracy by the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and numerous other insurance companies which served as servicing carriers for the Alabama involuntary workers compensation market, to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of Alabama law. The plaintiffs allege that the conspiracy occurred during the period January 1, 1985 to January 1, 1994 and caused inflated deficits in the involuntary market and an alleged excessive expansion of the workers compensation residual market. The plaintiffs seek unspecified damages on behalf of each member of the proposed class action. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.






USF&G Corporation
Report of Independent Auditors



Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of September 30, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G
Corporation as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.


                                    ERNST & YOUNG LLP


Baltimore, Maryland
November 10, 1994





USF&G Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations



This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") and explains the results of operations for the third quarter and nine month periods ended September 30, 1994. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1993 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the third quarter and nine months ended September 30, 1994, are compared with those for the same period of 1993, unless otherwise noted. Financial position at September 30, 1994, is compared with December 31, 1993. (Note: A glossary of certain terms used in the discussion can be found at the end of this section. The terms are capitalized the first time they appear in text.)

Index to Financial Information

1. Consolidated Results                                11
2. Property/Casualty Insurance Operations              12
3. Life Insurance Operations                           15
4. Parent and Noninsurance Operations                  17
5. Investments                                         17
6. Financial Condition                                 21
7. Liquidity                                           21
8. Regulation                                          22
9. Glossary of Terms                                   26

1. CONSOLIDATED RESULTS

The table below shows the major components of net income.


                                       Three Months Ended  Nine Months Ended
                                             September 30       September 30
(in millions)                            1994        1993       1994    1993
Pretax income before realized gains
 and cumulative effect of adopting
 new accounting standards              $   37      $   18     $   93    $ 65

Realized gains on investments, net          -           -          6       1
Income tax (benefit) expense              (37)         (2)       (71)     (2)
Income (loss) from cumulative effect of
 adopting new accounting standards:
          Income taxes                      -            -         -       90
          Postretirement benefits           -            -         -      (52)
Net income                             $   74       $   20    $  170     $ 106


Net income for the third quarter and nine months ended September 30, 1994, was favorably affected by continued improvement in property/casualty and life insurance results as well as income tax benefits of $37 million and $71 million, respectively. The income tax benefits were recognized as a result of reducing the valuation allowance on net deferred tax assets related to Statement of Financial Accounting Standards ("SFAS") No. 109. Management reviews the valuation allowance on a quarterly basis. Based on the recent history of quarterly profits, management believes it is more likely than not that the company will generate sufficient future taxable income to utilize a larger portion of the deferred tax asset. As of September 30, 1994, USF&G's tax-effected net deferred tax asset (net of deferred tax liabilities) was $574 million. The net deferred tax asset is reduced by a valuation allowance of $377 million. The valuation allowance will be released as a component of income when management's ongoing review of current evidence indicates that it is more likely than not that the deferred tax asset will be utilized. Net income for the nine month period ended September 30, 1993 included the initial impact of the adoption of two new Statements of Financial Accounting Standards.


The table below shows the components of pretax income before realized gains and cumulative effect of adopting new accounting standards by major business segment.


                                       Three Months Ended  Nine Months Ended
                                             September 30       September 30
(in millions)                            1994        1993       1994    1993
Property/casualty insurance            $   54      $   48      $ 140   $ 131
Life insurance                              4          (4)        12      (4)
Parent and noninsurance                   (21)        (26)       (59)    (62)
Pretax income before realized gains
and cumulative effect of adopting
new accounting standards               $   37      $   18     $   93  $   65

Pretax income before accounting changes and realized gains and losses for the property/casualty insurance segment increased $6 million and $9 million for the quarter and nine months ended September 30, 1994, respectively, due primarily to improved UNDERWRITING RESULTS. The life insurance segment's $8 million and $16 million improvement for the quarter and nine month periods, respectively, resulted mainly from the combined effects of higher product sales and improved profit margins. The improvement in parent and noninsurance in the third quarter of 1994 is primarily the result of dividend income from an investment in an asset management company and improvements in other operating activities, which were partially offset by losses incurred on long-term subleases.

2. PROPERTY/CASUALTY INSURANCE OPERATIONS
Property/casualty insurance operations, the principal business segment, accounted for 84 percent of USF&G's revenues in the first three quarters of 1994 compared with 86 percent in the same period of 1993. Financial results for this segment were as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
(in millions)                        1994          1993      1994       1993
Premiums earned*                  $   579       $   535     $1,670    $1,777
Losses and loss expenses incurred    (412)         (403)    (1,251)   (1,351)
Underwriting expenses                (209)         (186)      (574)     (605)
Net underwriting loss                 (42)          (54)      (155)     (179)
Net investment income                 105           110        316       328
Other revenues and expenses, net       (9)           (8)       (21)      (18)
Pretax income before realized
 gains and the cumulative effect
 of adopting new accounting
  standards                       $    54        $   48     $  140    $  131
*See Glossary of Terms

Improved underwriting results were the primary reason for the increase in pretax income before realized gains and the cumulative effect of adopting new accounting standards in the third quarter and first nine months of 1994 when compared with the same periods of 1993. This improvement is attributed to management's efforts over the last several years to improve the overall quality of the book of business and to control expenses.

2.1. Premiums Earned
Premiums earned totaled $579 million and $1.7 billion for the third quarter and first nine months of 1994, respectively, compared with $535 million and $1.8 billion for the same periods in 1993. The following tables show the major components of premiums earned and PREMIUMS WRITTEN.

                                       Premiums Earned       Premiums Written
                                     Three Months Ended     Three Months Ended
                                        September 30           September 30
(in millions)                          1994      1993         1994      1993
Branch office voluntary production:
 Direct                              $  492    $  490       $  506    $  486
 Ceded reinsurance                      (36)      (21)         (33)      (21)
Net branch office voluntary             456       469          473       465
Voluntary pools and associations          9        11            9        13
Involuntary pools and associations*      20        28            9        19
Other premium adjustments                (2)        -           (7)        -
 Total primary*                         483       508          484       497
Assumed reinsurance:
 Finite risk                             41       (13)          53        19
 Traditional risk                        55        40           67        55
Total assumed                            96        27          120        74
Total                                $  579    $  535       $  604    $  571
*See Glossary of Terms


                                       Premiums Earned       Premiums Written
                                      Nine Months Ended     Nine Months Ended
                                        September 30           September 30
(in millions)                          1994      1993         1994      1993
Branch office voluntary production:
 Direct                              $1,435    $1,461       $1,490    $1,461
 Ceded reinsurance                     (109)      (68)        (121)      (68)
Net branch office voluntary           1,326     1,393        1,369     1,393
Voluntary pools and associations         33        32           30        35
Involuntary pools and associations       56       122           45        99
Other premium adjustments                (4)        -          (18)        -
 Total primary                        1,411     1,547        1,426     1,527
Assumed reinsurance:
 Finite risk                            115       128          137       202
 Traditional risk                       144       102          160       120
Total assumed                           259       230          297       322
Total                                $1,670    $1,777       $1,723    $1,849

Premiums earned for the quarter ended September 30, 1994, increased $44 million compared with the same period in 1993. The increase is attributable to the significant increase in assumed reinsurance earned premiums, which in the third quarter of 1993 were reduced by the commutation of several large funded cover assumed reinsurance contracts as ceding companies responded to accounting rule changes under EITF 93-6. Premiums earned for the nine months ended September 30, 1994, decreased $107 million when compared to the same period of 1993. This reduction is related in part to increased ceded reinsurance costs, as well as to lower demand in the assumed finite risk reinsurance market. The most significant factor is a decrease in premiums from involuntary pools and associations which is due to reduced participation in such pools as a result of management actions to reduce premium production in unprofitable markets and product lines.

Branch office direct voluntary premiums written in the third quarter and first nine months of 1994 are 4% and 2% higher when compared with the corresponding periods of 1993. Premiums from new business increased 11 percent in the third quarter 1994 and 17% for the nine months ended September 30, 1994, and retention ratios for both Commercial and Personal Lines improved when compared to the same periods in 1993.

The tables below show premiums earned and the statutory LOSS RATIOS by lines of property/casualty insurance.


                          Three Months Ended            Three Months Ended
                          September 30, 1994            September 30, 1993
                         Premiums    Statutory         Premiums   Statutory
(dollars in millions)      Earned   Loss Ratio           Earned  Loss Ratio
Commercial lines             $306         76.7%            $318        85.2%
Fidelity/Surety                35         37.6               35        43.8
Personal lines                142         68.9              155        66.8
 Total primary                483         71.6              508        76.8
Assumed reinsurance            96         69.4               27        54.5
Total                        $579         71.2%            $535        74.4%



                          Nine Months Ended             Nine Months Ended
                          September 30, 1994            September 30, 1993
                         Premiums   Statutory          Premiums   Statutory
(dollars in millions)      Earned  Loss Ratio            Earned  Loss Ratio
Commercial lines           $  891        77.3%          $   930        84.0%
Fidelity/Surety                93        33.3                89        48.0
Personal lines                427        80.7               528        73.2
 Total primary              1,411        75.4             1,547        78.2
Assumed reinsurance           259        64.2               230        63.2
Total                      $1,670        73.7%           $1,777        75.8%

The increase in the Personal Lines statutory loss ratio for the first nine months of the year is primarily due to the high level of first quarter catastrophes and other weather related losses not classified as CATASTROPHE LOSSES. The Commercial Lines loss ratios were also negatively affected by weather related losses; however, this was offset by improved core underwriting performance and favorable results from reinsurance pools. The loss ratio for assumed reinsurance increased in the third quarter of 1994 due primarily to catastrophe losses incurred related to the February 1994 Los Angeles earthquake.

2.2. Underwriting Results
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses ("LAE"), and underwriting expenses. Property/casualty insurance companies often have underwriting losses that are offset by investment income.

Underwriting gains (losses) by major business category are as follows:

                             Three Months Ended            Nine Months Ended
                               September 30                   September 30
(in millions)                  1994       1993               1994      1993
Commercial                     $(40)    $  (59)             $(122)    $(170)
Fidelity/Surety                   -          2                 10        (4)
Personal                        (13)        (2)               (73)      (29)
 Total primary                  (53)       (59)              (185)     (203)
Assumed reinsurance              11          5                 30        24
 Net underwriting losses       $(42)    $  (54)             $(155)    $(179)
Voluntary pools                $(30)    $  (38)             $(133)    $(136)
Involuntary pools               (12)       (16)               (22)      (43)
 Net underwriting losses       $(42)    $  (54)             $(155)    $(179)

Consolidated property/casualty GAAP and statutory underwriting ratios are as follows:


                              Three Months Ended         Nine Months Ended
                                September 30               September 30
                               1994      1993             1994       1993
GAAP underwriting ratios:
 Loss ratio                    71.3%     75.5%            74.9%      76.0%
 Expense ratio*                35.9      34.6             34.4       34.1
 Combined ratio               107.2     110.1            109.3      110.1
Statutory underwriting ratios:
 Loss ratio                    71.2      74.4             73.7       75.8
 Expense ratio                 35.4      34.2             35.2       34.0
 Combined ratio               106.6     108.6            108.9      109.8
*See Glossary of Terms

Underwriting results improved by $12 million in the third quarter 1994 when compared with the same period of 1993 despite higher catastrophe losses, primarily due to improved Commercial Lines and assumed reinsurance results. For the first nine months of 1994 over the same period 1993, Personal
Lines results were affected by higher reinsurance costs and higher than normal first quarter weather related losses not designated as catastrophe losses. The improved underwriting results from Commercial Lines for the first nine months of 1994 was a result of the overall improvement in the quality and mix of business and reduction of exposures to involuntary pools and associations.

Underwriting results in the third quarter and first nine months of 1994 included $15 million and $65 million, respectively, of net catastrophe losses compared with $10 million and $64 million in the same periods of 1993. Gross catastrophe losses were $21 million and $70 million in the third quarter and first nine months of 1994, respectively, compared with $13 million and $75 million in the same periods of 1993. The catastrophe losses in the third quarter of 1994 were primarily related to increasing reserves related to assumed reinsurance business for the Los Angeles earthquake, which, along with severe winter snow and ice storms in the first quarter of 1994, increased catastrophe losses for the first nine months of 1994 compared to the same period of 1993. Excluding catastrophe losses, the statutory loss ratio for the first nine months of 1994 improved 2.5 points when compared with the same period of 1993.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of Commercial Lines products. Competitive pressures include the historic cyclicality of the property/casualty insurance industry pricing environment. These cycles have been evidenced by extended periods of overcapacity that adversely affect premium rates, followed by periods of undercapacity resulting in rising rates. The industry has experienced an intense period of price competition since 1987, during which the industry generally has been unable to charge rates sufficient to offset rising claim costs. Some industry analysts are beginning to point to factors such as high catastrophe and environmental losses, low interest rates, and reduced reinsurance capacity as indications that the underwriting cycle has started to improve. Other analysts believe, as the result of capital infusions and other factors, that excess surplus capacity still exists in the industry and that pricing pressure will continue. USF&G is unable to predict whether or when the property/casualty insurance cycle will improve, but is continuing to manage long term objectives that include continued underwriting improvements without reliance on a significant cycle turn.

2.3. Losses Incurred And Loss Reserves
Losses and loss adjustment expenses incurred totaled $412 million and $1.2 billion for the three months and nine months ended September 30, 1994, respectively. This compares with $403 million and $1.3 billion for the same periods in 1993. The increase in the third quarter is attributable to higher earned premium as well as to reinsured catastrophe losses related to the Los Angeles earthquake and losses incurred in settlement of the New Jersey involuntary pools, whereas the overall reductions in the first nine months of 1994 are a result of lower premium volume as well as actions taken by management to better manage claims and claim costs and reduce exposures in undesirable markets.

Reserves for unpaid losses and loss expenses totaled $6.1 billion at September 30, 1994, a decrease of $183 million from December 31, 1993, or only three percent despite the six percent reduction in earned premiums for the first nine months of 1994. Pending claims have been reduced by seven percent and new claims have decreased nine percent since December 31, 1993.

USF&G categorizes environmental, product liability, other long term exposures such as asbestos, and other types of exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims." USF&G does not believe it has material exposure to such claims because its customer base generally consists of small and medium sized businesses and does not include large manufacturing companies, which tend to incur most of the known environmental and product liability exposure. Reserves for losses that have been reported and certain legal expenses are established on the "case basis." Common circumstance claims incurred but not reported ("IBNR") and related adjustment expenses are included in the calculation of USF&G's bulk reserves. Case reserves (exclusive of bulk reserves) outstanding for common circumstance claims were $206 million at September 30, 1994 compared with $214 million at December 31, 1993. The primary reason for the decrease in the case reserves relates to reinsurance recoverables and payments made during the first nine months of 1994. Case reserves for these claims are approximately three percent of the total reserves for unpaid losses and loss expense at both September 30, 1994 and December 31, 1993.

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. Case reserves for these exposures totaled $172 million or 83% of total common circumstance case reserves at September 30, 1994. Other common circumstance claim categories stem from a variety of situations such as lead paint, toxic fumes, breast implants, sexual molestation and other disparate causes, provisions for which are included in the total common circumstance case reserves. The table below sets forth selected information for each of the three primary categories, net of ceded reinsurance:

                       Negligent
(in millions)          Construction        Environmental       Asbestos
Total case and
   bulk reserves at
   December 31, 1993          $74                 $249           $125
Losses incurred                (3)                  58             12
Claims paid                    (6)                 (20)           (20)
Total case and
   bulk reserves at
   September 30, 1994         $65                 $287           $117


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

3.  LIFE INSURANCE OPERATIONS

Life insurance operations ("F&G Life") represent 15 percent of USF&G's total revenues for the first nine months of 1994 compared with 14 percent for the same period of 1993. F&G Life's financial results were as follows:


                                   Three Months Ended    Nine Months Ended
                                   September 30          September 30
(in millions)                      1994        1993      1994      1993
Premiums                           $  36      $ 27      $ 104     $  79
Net investment income                 77        78        241       240
Other income                           2        -           2         1
Policy benefits                      (93)      (95)      (286)     (274)
Underwriting and operating expenses  (18)      (14)       (49)      (50)
Pretax income before realized gains
 and the cumulative effect of
 adopting new accounting standards $   4      $  (4)    $  12     $  (4)

Income for the quarter and nine months ended September 30, 1994 improved when compared with the same periods of 1993 primarily as a result of continued positive sales trends and improved profit margins. The increase in sales is attributable to the new product initiatives and refocused distribution channels. Profit margins improved during the first nine months of 1994 as current and projected spreads between investment income and interest credited to policyholders improved compared with 1993 levels. This resulted from lower rates being credited to annuities where the guaranteed rate period has expired and improved spread management on new and renewal business.

3.1. Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.



                                   Three Months Ended    Nine Months Ended
                                   September 30          September 30
(in millions)                      1994        1993      1994      1993
Distribution System
Direct structured settlements      $24         $14       $ 59     $  39
Independent agencies/insurance
 brokers                            23          17         64        40
National wholesaler                 22          12         50        21
Other                                6           8         25        29
Total                              $75         $51       $198      $129

Product Type
Structured settlement annuities    $24         $14       $ 59      $ 39
Single premium deferred annuities   21          12         54        22
Tax sheltered annuities             20          10         44        19
Other annuities                      4          13         31        43
Life insurance                       6           2         10         6
Total                              $75         $51       $198      $129


Sales in the third quarter and first nine months of 1994 continue to be favorably affected by F&G Life's third quarter 1993 refocus on its marketing and customer service operations. Variable cost distribution channels have replaced high fixed cost marketing programs. New products introduced in the past year and those scheduled to be introduced in the near future are designed to meet the needs of the distributors and increase sales. Year-to-date sales, led by single premium deferred annuities ("SPDAs"), tax sheltered annuities ("TSAs"), and structured settlement annuities have increased 46 percent for the third quarter and 53 percent for the first nine months over the same periods of 1993. In its effort to continue the improvement in sales and profitability, F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected market products and modifying current product offerings to meet customer needs. There is no assurance, however, that the improved sales trend will continue. Total life insurance in force was $11.9 billion at September 30, 1994, compared with $12.1 billion at December 31, 1993.

3.2. Policy Surrenders
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. Single premium deferred annuities, which represent 77 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $170 million and $388 million for the quarter and nine months ended September 30, 1994, respectively. This compares with $40 million and $135 million for the same periods of 1993. Surrender activity has increased as a result of expiring surrender charges, especially on SPDAs, as policyholders seek other investment alternatives.

Management has in place a conservation program that provides policyholders with a competitive renewal option within F&G Life once their surrender charge period has expired. Through September 30, 1994, approximately 30 percent of these eligible policyholders have elected this renewal option.

The total ACCOUNT VALUE of F&G Life's deferred annuities is $2.4 billion, with only seven percent surrenderable at current account value (i.e., without surrender charges). The surrender charge period on $1.9 billion of F&G Life's single premium deferred annuity products expires through the end of 1997. The surrender charge period on $203 million expires through the remainder of 1994. The experience thus far for $494 million of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the third quarter of 1994 indicates that on average, 50 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates continue their upward trend. This is likely to result in decreasing life insurance assets, although, given the relatively high interest rates credited when these annuities were issued, overall profit margins may continue to improve as they surrender or rollover to new products. However, this potential improvement in profit margin could be partially offset by acceleration of the amortization of DPAC (see Deferred Policy Acquisition Cost section). F&G Life, with a LIQUID ASSETS TO SURRENDER VALUE of surrenderable business of 122 percent at September 30, 1994, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for foreseeable future.

3.3. Deferred Policy Acquisition Costs
Costs to acquire and issue policies are generally deferred and amortized in future periods in relationship to expected gross profits. The recoverability of these amounts is regularly reviewed by management by the monitoring of surrender experience, projected investment spreads and other criteria. During the nine month period ended September 30, 1994, $19 million of current year expense has been deferred compared with $7 million in the same period of 1993. The increase in the deferral is due to the higher level of sales during the first nine months of 1994 compared with the same period of 1993. Amortization of the beginning DPAC balance was $15 million and $16 million in the first nine months of 1994 and 1993, respectively. The rate of amortization in future periods would be accelerated if surrender activity increases and/or product margins permanently narrow.

4.  PARENT AND NONINSURANCE OPERATIONS
Parent company interest and other unallocated expenses and net losses from noninsurance operations were as follows:


                                   Three Months Ended    Nine Months Ended
                                   September 30          September 30
(in millions)                      1994        1993      1994      1993
Parent Company Expenses
Interest expense                   $ (9)      $ (9)     $(24)     $(28)
Unallocated expense, net            (16)       (12)      (37)      (25)
Noninsurance Operations:
Management consulting                 -         (1)        -        (2)
Other noninsurance investments        4         (4)        2        (7)
Pretax loss from operations
 before realized gains             $(21)      $(26)     $(59)     $(62)


The results for the parent company and noninsurance operations for the third quarter and first nine months of 1994 improved slightly from the same periods of 1993. The improvement is primarily a result of $6 million of dividend income from an investment in an asset management company as well as improvements in management consulting operations and in certain real estate investments. Unallocated expenses have increased due to a $9 million loss incurred on long-term subleases. Interest expense in the third quarter of 1994 was relatively consistent with the third quarter of 1993 after being comparatively lower in the first half of the year, as a result of higher short-term interest rates and the refinancing of a portion of USF&G's short-term credit facility with longer term debt (see Financial Condition section).

5.  INVESTMENTS
At September 30, 1994, USF&G's investment mix is comparable with year-end 1993. Long-term fixed maturities comprise 83 percent of total investments at September 30, 1994, compared with 84 percent at December 31, 1993. The table below shows the distribution of USF&G's investment portfolio.


                                   At September 30, 1994  At December 31, 1993
Total investments (in millions)           $10,691              $11,377
Fixed maturities:
 Held to maturity                              44%                  41%
 Available for sale                            39                   43
  Total fixed maturities                       83                   84
Common and preferred stocks                     2                    1
Short-term investments                          3                    3
Mortgage loans and real estate                  9                    9
Other invested assets                           3                    3
 Total                                        100%                 100%

5.1. Net Investment Income
The following table shows the components of net investment income.

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
(dollars in millions)                  1994          1993  1994         1993
Net investment income from:
 Fixed maturities                      $166          $179  $504         $546
 Equity securities                       11             7    18            9
 Short-term investments                   3             2    10            7
 Real estate and mortgage loans          10             8    44           31
 Other, less expenses                    (4)          (12)  (16)         (28)
  Total                                $186          $184  $560         $565
Average yields (annualized):
 Total investments                      7.0%          6.7%  6.9%         6.7%
 Fixed maturities                       7.4           7.6   7.3          7.7

Investment income from fixed maturities is lower for the first nine months of 1994 as compared with the same period of the prior year. This decline is a result of reinvesting proceeds from sales and maturities of the fixed maturities portfolio in a declining interest rate environment during 1993. The increase in investment income from equity securities is due primarily to USF&G's share of earnings from an investment in a reinsurance company and from recording preferred dividends from an investment in an asset management company.
Real estate and mortgage loan investment income increased for the current year as a result of the sale of the timberland investment, prepayment of a mortgage loan and a new loan program whereby USF&G is investing a greater percentage of capital into mortgage loans versus equity real estate. Other income less expenses increased due to an adjustment to reduce the amount of interest expense accrued on held ceded premiums not remitted to a reinsurance company.

5.2. Realized Gains (Losses)
The components of net realized gains (losses) include the following:


                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
(in millions)                          1994          1993  1994         1993
Net gains (losses) from sales:
 Fixed maturities                      $  1         $  22  $  4         $ 58
 Equity securities                        -             7     -            4
 Real estate and other                    -            (5)   12           (5)
  Total net gains                         1            24    16           57
Provisions for impairment:
 Fixed maturities                         -            (5)   (1)         (10)
 Equity securities                        -             -     -           (8)
 Real estate and other                   (1)          (19)   (9)         (38)
  Total provisions                       (1)          (24)  (10)         (56)
 Net realized gains                    $  -         $   -  $  6         $  1

The majority of the realized gains from real estate and other investments for the first nine months of 1994 is the result of $6 million in gains from the sale of timberland properties and USF&G's portion of realized gains from investments in limited partnerships which amounted to $4 million. The $54 million reduction in realized gains from fixed maturities in the first nine months of 1994 when compared to the same period 1993 primarily relates to USF&G's 1993 repositioning of a portion of its fixed maturity investments in its life insurance subsidiary.

To reflect impairments in the value of certain real estate and other investments, USF&G made provisions for impairment of $9 million in 1994 compared with $38 million in 1993. Real estate provisions in 1994 primarily related to specific properties whose recent appraisal values reflected other than temporary impairments of the investments. Provisions for impairment on equities and real estate were taken in 1993 relating to specific equity holdings and properties which were subsequently sold.

5.3. Unrealized Gains (Losses)
The components of the changes in unrealized gains (losses) were as follows:

                                       Three Months Ended     Nine Months Ended
                                         September  30           September 30
(in millions)
                                       1994          1993     1994         1993
Fixed maturities available for sale  $  (37)        $   -    $(334)       $   -
Deferred policy acquisition
 cost adjustment                          6             -       40            -
Equity securities                         2            (2)      (1)          18
Other                                    (3)            -       (4)           8
 Total                               $  (32)         $ (2)   $(299)         $26

USF&G adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the fourth quarter of 1993. SFAS No. 115 requires the portion of fixed maturity investments classified as "Available for Sale" to be recorded at market value with the unrealized gains/losses reported as a component of shareholders' equity. Prior to the adoption of SFAS No. 115, fixed maturities were recorded at amortized cost with no effect on shareholders' equity. An environment of rising interest rates during the first nine months of 1994 has resulted in a decrease in the unrealized gain on fixed maturities available for sale from $222 million at December 31, 1993, to an unrealized loss of $112 million at September 30, 1994. This was partially offset by a related change in the DPAC adjustment from the prior year's unrealized loss of $30 million to an unrealized gain of $10 million at September 30, 1994. This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The favorable change in unrealized gains in the first nine months of 1993 resulted from appreciation in equities and the sale of a portion of foreign equities that had an unrealized loss at year-end 1992.

5.4. Fixed Maturity Investments
The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)             At September 30, 1994    At December 31, 1993
Corporate investment-grade bonds     $5,069         56%     $4,866         52%
Mortgage-backed securities            1,947         22       2,403         26
Asset-backed securities               1,033         11       1,149         12
U.S. Government bonds                   278          3         308          3
High-yield bonds*                       637          7         562          6
Tax-exempt bonds                         45          1          48          1
Other                                     7          -           6          -
 Total fixed maturities at
  amortized cost                     $9,016        100%     $9,342        100%
Total market value of fixed
 maturities                          $8,609                 $9,699
Net unrealized gains (losses)        $ (407)                $  357
Percent market-to-amortized cost         95%                   104%
*See Glossary of Terms




                            At September 30, 1994         At December 31, 1993
                                              Net                          Net
                      Amortized Market Unrealized  Amortized Market Unrealized
(in millions)              Cost  Value     (Loss)       Cost  Value       Gain
Fixed maturities:
 Held to maturity        $4,703 $4,407      $(296)    $4,661 $4,796       $135
 Available for sale       4,313  4,202       (111)     4,681  4,903        222
  Total                  $9,016 $8,609      $(407)    $9,342 $9,699       $357

Increasing interest rates, which resulted in declining bond prices, were responsible for the nine percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1993.

Investments in mortgage-backed securities declined 19 percent when compared with holdings at December 31, 1993, due primarily to prepayments. While subject to prepayment risk, credit risk related to USF&G's mortgage-backed securities portfolio at September 30, 1994, is believed to be minimal as 99 percent of such securities have AAA ratings or are collateralized by obligations of the U.S. Government or its agencies. Asset-backed securities declined ten percent since year-end 1993 as a result of sales and maturities. The proceeds from sales, maturities, and prepayments are primarily being reinvested into corporate investment-grade bonds. Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at September 30, 1994 and 94 percent at December 31, 1993. The table below shows the credit quality of the long-term fixed maturity portfolio as of September 30, 1994.

                                                               Percent Market-
                          Amortized                   Market      to-Amortized
(dollars in millions)          Cost    Percent         Value              Cost
U.S. Government and
 U.S. Government Agencies   $2,096          23%       $2,013                96%
AAA                          1,477          17         1,449                98
AA                           1,308          15         1,200                92
A                            2,472          27         2,354                95
BBB                          1,026          11           975                95
Below BBB                      637           7           618                97
 Total                      $9,016         100%       $8,609                95%


USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at September 30, 1994 compared with six percent at December 31, 1993. Of the total high-yield bond portfolio, 72 percent is held by the life insurance segment, representing 11 percent of F&G Life's total investments.

The table below illustrates the credit quality of USF&G's high-yield bond portfolio at September 30, 1994.


                                                               Percent Market-
                          Amortized                   Market      to-Amortized
(dollars in millions)          Cost    Percent         Value              Cost
BB                             $394         62%         $377                96%
B                               245         38           236                96
CCC and lower                     6          1             5                83
Valuation allowance              (8)        (1)            -                 -
 Total                         $637        100%         $618                97%


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

At September 30, 1994, USF&G's five largest investments in high-yield bonds totaled $91 million in amortized cost and had a market value of $81 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and .3 percent of the total fixed maturity portfolio.

5.5. Real Estate
The table below shows the components of USF&G's real estate portfolio:

(in millions)           At September 30, 1994       At December 31, 1993
Mortgage loans                   $  348                    $ 302
Equity real estate                  795                      793
Reserves                           (101)                    (108)
 Total                           $1,042                    $ 987

The increase in mortgage loans reflects USF&G's strategy of maintaining a generally consistent level of real estate assets while changing the mix to more traditional mortgage loans and less real estate equity-type investments. This strategy is designed to reduce risk and increase yields in the real estate portfolio. The decrease in the reserves on real estate investments is related to a decrease in the total of nonperforming real estate investments.

USF&G's real estate investment strategy emphasizes diversification by geographic region and property type. The diversification of USF&G's mortgage loan and real estate portfolio at September 30, 1994, is as follows:

Geographic Region       Type of Property       Development Stage
Pacific/Mountain   33%  Office          35%    Operating property   75%
Midwest            20   Land            25     Land Development     15
Southeast          18   Apartments      22     Land packaging       10
Mid-Atlantic       17   Retail/other    10
Southwest           8   Industrial       8
Northeast           4

Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals are performed by professionally certified appraisers.

At September 30, 1994, USF&G's five largest real estate investments had a book value of $315 million. The largest single investment was a land development located in San Diego, California with a book value of $92 million, or nine percent of the total real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. NONPERFORMING REAL ESTATE investments declined eleven percent at September 30, 1994, when compared with December 31, 1993. This decline in nonperforming real estate was a result of the combination of the sale of a nonperforming real estate property, write-downs on other specific properties, and the reclassifications to and from the nonperforming real estate portfolio.

The book value of the components of nonperforming real estate are as follows:

(dollars in millions)               At September 30, 1994  At December 31, 1993
Restructured loans and investments*               $    -                  $  4
Real estate held as in-substance
 foreclosure*                                          -                    14
Real estate acquired through
 foreclosure or deed-in-lieu of
 foreclosure*                                        119                   121
Land investments*                                     56                    57
Nonperforming equity investments*                     46                    53
 Total nonperforming real estate                    $221                  $249
Real estate valuation allowance                     $101                  $108
Reserves/nonperforming real estate                    46%                   43%
*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $101 million, or nine percent and $108 million, or ten percent of the entire real estate portfolio at September 30, 1994 and December 31, 1993, respectively. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at September 30, 1994 continues to adequately reflect the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  FINANCIAL CONDITION

6.1. Assets
USF&G's assets totaled $13.8 billion at September 30, 1994, compared with $14.3 billion at December 31, 1993. The $494 million reduction is primarily due to a $334 million reduction in the market value of the fixed maturity investments classified as available for sale.

6.2. Debt
USF&G's debt totaled $627 million at September 30, 1994, compared with $618 million at December 31, 1993. The increase is mainly attributable to foreign currency translation adjustments of $14 million from non-U.S. dollar denominated debt. As a result of entering into offsetting currency swap agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. Real estate debt increased by $63 million as a result of the restructuring of a real estate partnership where USF&G became a controlling general partner. Shortly thereafter, $54 million of this partnership debt was defeased reducing the amount that would otherwise have been consolidated as the result of this restructuring to $9 million. This increase in real estate debt was offset by $11 million as a result of a deed-in-lieu of foreclosure whereby property that USF&G was in partnership with was conveyed back to the lender. Also affecting the composition of USF&G's debt was $126 million of zero coupon convertible subordinated notes issued during the first quarter with the proceeds used to redeem $119 million of higher interest bearing medium and long-term notes. USF&G also issued $150 million 8 3/8% Senior Notes due 2001 in the second quarter of 1994, the proceeds from which were used to repay a portion of the short-term bank credit facility (see Liquidity section).

6.3. Equity
USF&G's shareholders' equity totaled $1.3 billion at September 30, 1994, compared with $1.5 billion at December 31, 1993. The decrease is primarily the result of the $334 million decline in unrealized gain on fixed maturity investments available for sale reduced by a $40 million change in the related life insurance segment's DPAC adjustment. Net income of $170 million less common and preferred dividends of $50 million partially offset the reduction in equity.

6.4. Capital Strategy
Subject to capital market conditions, USF&G plans to refinance up to approximately $200 million of debt over the next several years. In advance of the expiration in March 1995 of the short term bank credit facility, a new $400 million three-year facility has been negotiated and replaced the prior facility as of September 30, 1994. Portions of the $215 million balance outstanding under this credit facility at September 30, 1994, may be refinanced over the next year. On August 29, 1994, USF&G called for redemption 25% (950,000 shares) of its series C preferred stock. This call, together with shares that were not subject to the call but converted during the redemption period, resulted in the conversion of 817,000 shares of series C preferred stock to common stock and the redemption of 174,000 shares for redemption proceeds of $9,500,000, of which $5,000,000 was funded through the sale of common stock to an unaffiliated financial institution. An additional 1.4 million shares of series C preferred stock have subsequently been called for redemption effective November 28, 1994. As with the prior transaction, USF&G entered into an agreement with an unaffiliated financial institution to place common stock to fund cash redemptions, if necessary. Depending upon the market value of its common stock and other factors, USF&G expects to continue to pursue strategies intended to replace the balance of the series C preferred stock with common stock equity.

7.  LIQUIDITY

Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. USF&G requires cash primarily to pay policyholders' claims and benefits, debt and dividend obligations, and operating expenses. USF&G's sources of cash include cash flow from operations, credit facilities, marketable securities, and sales of other assets.
Management believes that internal and external sources of cash will continue to exceed USF&G's short-term and long-term needs. In January 1994, USF&G filed a shelf registration statement with the Securities and Exchange Commission. As of its effective date in February 1994, USF&G had $647 million in aggregate unissued debt, preferred stock and common stock (and warrants to purchase debt and equity securities) registered. These securities may be issued from time to time, depending on market conditions. This shelf amount was reduced by $245 million from the zero coupon convertible subordinated notes issued in March 1994 and by $150 million from the 8 3/8% Senior Notes due 2001 issued in June 1994.

7.1. Cash Flow From Operations
USF&G had cash flow from operations of $36 million and $20 million for the quarter and nine month period ended September 30, 1994, compared with negative cash flow of $49 million and positive cash flow of $36 million for the same periods in 1993. The improved cash flow in the third quarter of 1994 compared with the same period in 1993 is due primarily to lower payments made on reinsurance contracts in the property/casualty segment during 1994. The decline in cash flow for the first nine months of 1994 generally resulted from a reduction in premiums collected offset by a reduction in paid losses.

7.2. Credit Facilities
At September 30, 1994, USF&G maintained a $400 million committed credit facility with a group of foreign and domestic banks. This represents the renegotiation of a prior credit facility which was $700 million at December 31, 1993. Borrowings outstanding under the credit facility totaled $215 million at September 30, 1994 and $375 million at December 31, 1993. The credit agreement contains restrictive covenants, defined in the agreement, pertaining to indebtedness and tangible net worth levels. USF&G was in compliance with these covenants at September 30, 1994 and December 31, 1993.

7.3. Marketable Securities
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $8.6 billion at September 30, 1994, which represents 95 percent of its amortized cost. At September 30, 1994, equity securities, which are reported at market value on the balance sheet, totaled $150 million. Short-term investments totaled $252 million.

7.4. Liquidity Restrictions
There are certain restrictions on payment of dividends by insurance subsidiaries that may limit USF&G's ability to receive funds from its subsidiaries. The Maryland Insurance Code requires the Maryland Insurance Commissioner's prior approval for any dividend payments during a twelve month period from a Maryland insurance subsidiary, such as USF&G Company, to its holding company which exceeds 10 percent of policyholders' surplus as of the prior calendar year end. In addition, notice of any other dividend must be given to the Maryland Insurance Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition. USF&G Company's policyholders' surplus at December 31, 1993, totaled $1.5 billion. Dividends of approximately $154 million are available for payment to USF&G from USF&G Company during 1994 without prior regulatory approval. Of these available dividends, $78 million was paid during the nine months ended September 30, 1994.

8.  REGULATION
8.1. General
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as Personal Lines and workers compensation, and other matters. Recently, there has been increased scrutiny of the insurance regulatory framework. A number of state legislatures have considered or enacted legislation that alters and, in many cases, increases state authority to regulate insurance companies. Proposals to adopt a federal regulatory framework have also been discussed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations.

8.2. Proposition 103
In November 1988, voters in the State of California passed Proposition 103, which required insurers doing business in California to rollback most property/casualty premium prices in effect between November 1988 and November 1989 to November 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. In May 1989, the California Supreme Court ruled that an insurer does not have to face insolvency in order to qualify for an exemption from the rollback requirements and is entitled to a "fair and reasonable return."

The California Insurance Department's authority to establish regulations setting forth a basis for determining what constitutes a "fair and reasonable return" has been the subject of significant controversy; however, in August 1994, the California Supreme Court issued its opinion in 20th Century Insurance Company v. Garamendi, affirming the California Insurance Department's authority to establish a broad industry-wide formula for implementing Proposition 103. The litigants in that case have indicated that they will seek review by the United States Supreme Court.

It is not clear how the current regulations adopted by the California Insurance Department will apply to USF&G, and there are many issues which remain unsettled. The range of liability to USF&G could be from less than $10 million up to approximately $31 million, including interest. The ultimate outcome of this issue is not expected to have a material adverse effect on USF&G's results of operations or financial position since any such liability is not expected to materially exceed amounts reserved.

8.3. Maine "Fresh Start" Litigation
In 1987, the State of Maine adopted workers compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers compensation market. This legislation, which was popularly known as "Fresh Start", required the Maine Superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry's share. The Maine Fresh Start statute requires the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

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

USF&G was a servicing carrier for the Maine residual market in 1988, 1989, 1990, and 1991. USF&G withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991. USF&G joined in an appeal of the 1992 Fresh Start Order which was filed April 5, 1993, in the Maine Superior Court. In addition to The Hartford Accident and Indemnity Company and USF&G, the National Council of Compensation Insurance ("NCCI") and several other insurance companies which were servicing carriers during this time frame have instituted similar appeals. Similar appeals of the Superintendent's 1993 Fresh Start Order have been filed by USF&G, the NCCI and several other servicing carriers in the same court. The appeals of the 1993 Fresh Start Order will be heard on a consolidated basis.

On October 17, 1994, the Superior Court of Maine upheld the Superintendent's finding in the 1992 Fresh Start Order that the insurance carriers failed to exercise their good faith best efforts to expand the voluntary market and consequently were required to bear 50 percent of the deficit relating to the 1989 and 1990 policy years. The Superior Court also held that the Superintendent improperly held that $40 million of the deficit should be attributed to the carriers due to servicing carrier inefficiencies and prior investment practices. USF&G and the other parties challenging the Superintendent's order intend to appeal the Superior Court's ruling on the carriers lack of good faith and the Superintendent may likewise appeal the Superior Court ruling that it was improper to shift $40 million of the deficit to carriers due to alleged inefficiencies and poor investment practices.

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

8.5. Withdrawal From Business Lines
Some states have adopted legislation or regulations restricting or otherwise limiting an insurer's ability to withdraw from certain lines of business. Such restrictions are most often found in Personal Lines and workers compensation insurance and include prohibitions on mid-term cancellations and limiting reasons based upon which an insurer may non-renew policies, requirements for amendments to underwriting standards, rates, and policy forms to be approved by state regulators, specifications of a maximum percentage of a book of business which may be non-renewed within the state within any twelve month period and prohibitions on exiting a single line of business within a state (thus requiring an insurer to either continue an unprofitable line or give up all lines of business and withdraw from a state entirely). Such restrictions limit USF&G's ability to manage its exposure to unprofitable lines and adversely affects earnings to the extent USF&G is required to continue writing unprofitable business.

8.6. Guaranty Funds
Insurance guaranty fund laws have been adopted in most states to protect policyholders in case of an insurer's insolvency. Insurers doing business in those states can be assessed for certain obligations of insolvent companies to policyholders and claimants. These assessments, under certain circumstances, can be credited against future premium taxes. Net of such tax credits, USF&G incurred $6 million of guaranty fund expense in the first nine months of 1994 and $9 million in the same period of 1993.

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

8.7. NAIC Proposals
The National Association of Insurance Commissioners ("NAIC") has proposed several model laws and regulations which are in varying stages of discussion. The NAIC has adopted model regulations which establish minimum capitalization requirements based on a "risk-based capital" formula. One version of this model regulation is applicable for life insurers with respect to their financial position as of December 31, 1993 and each calendar year thereafter. A second version was adopted by the NAIC in December 1993 for implementation by property/casualty insurers in 1995 with respect to their financial position as of December 31, 1994, and each calendar year thereafter. The statutory "risk adjusted" capital of USF&G Company and F&G Life as of December 31, 1993, were such that no regulatory action would be required (assuming that the NAIC model regulation applied to property/casualty insurers in 1993). The NAIC has also proposed a Model Investment Law and amendments to the Model Holding Company System Regulatory Act. These model acts address investments which are permissible for property/casualty and life insurers to hold, and investments in subsidiaries and affiliates, respectively. Adoption of these model laws is targeted for 1995. It is not expected that the final adoption of these regulations by the NAIC will result in any material adverse effect on USF&G's liquidity or financial position.

8.8 National Health Care
President Clinton has presented a proposal to enact a comprehensive national health care system. One component of this proposal would have coordinated the medical payment system for workers compensation and the medical payments component of automobile insurance within a reformed national health care system. The Administration's bill also provides for a national commission to study the possible merger of workers compensation and automobile medical coverage into the reformed health care system. Although some form of national health care may be enacted, it is unclear whether or to what extent such legislation will address workers compensation or personal automobile insurance. No reliable prediction can be made at this time as to the ultimate outcome of the legislative deliberations regarding national health care reform or the effect such legislation may have on USF&G.

8.9. Superfund
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), more commonly known as Superfund, is currently scheduled to be reauthorized in 1995. Insurance companies, other businesses, environmental groups and municipalities are advocating a variety of reform proposals to revise the cleanup and liability provisions of CERCLA. No reliable prediction can be made as to the ultimate outcome of the legislative deliberations regarding the reauthorization of CERCLA or the effect such revisions may have on USF&G.

8.10. Insurance Regulatory Information System
The NAIC's Insurance Regulatory Information System ("IRIS") ratios are intended to assist state insurance departments in their review of the financial condition of insurance companies operating within their respective states. IRIS specifies eleven industry ratios and establishes a "usual range" for each ratio. Significant departure from a number of ratios may lead to inquiries from state insurance regulators. As of September 30, 1994, USF&G was within the "usual range" for all IRIS ratios calculated on an interim year basis.

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

8.12. Federal Antitrust Legislation
Congress has considered various proposals to revise the McCarran-Ferguson Act of 1945. This act has historically provided the insurance industry with broad antitrust exemptions. Various proposals have been made which would repeal many of those exemptions, although "safe harbors" may be preserved for data collection, loss development, common policy forms, residual market pooling arrangements and other areas essential to the property/casualty insurance industry. No reliable prediction can be made at this time as to the outcome of any of these proposals or the effect they may have on USF&G.

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

GAAP:  Generally Accepted Accounting Principles.

High-yield bonds: Fixed maturity investments with a credit rating below the equivalent of Standard & Poor's "BBB". In addition, nonrated fixed maturities that, in the judgment of USF&G, have credit characteristics similar to those of a fixed maturity rated below BBB are considered high-yield bonds.

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

Liquid assets to surrender value: GAAP liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender chargers. A measure of an insurance company's ability to meet liquidity needs in case of policy surrenders.

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

Primary insurance: Branch office voluntary, voluntary pool and involuntary pool experience, net of ceded reinsurance.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss expenses incurred and "underwriting" expenses incurred.




USF&G Corporation
Part II. Other Information


Item 1. Legal Proceedings

See Note 7.5 of the Notes to Condensed Consolidated Financial Statements and
section 8.3 in the Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the filing of a class action relating to involuntary workers compensation insurance in Alabama and the Superior Court of Maine's upholding of the 1992 Fresh Start Order.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.

Exhibit 10.   Credit Agreement dated September 30, 1994.
Exhibit 11.   Computation of Earnings per Share.
Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Preferred Stock Dividends.
Exhibit 15.   Letter Regarding Unaudited Interim Financial
              Information.

(b) Reports on Form 8-K.

The registrant filed a Form 8-K on August 24, 1994, reporting under Item 5, Other Events, certain information related to the California Supreme Court's decision regarding the implementation of Proposition 103 adopted by the voters of the State of California in November, 1988.

The registrant filed a Form 8-K on August 29, 1994, reporting under Item 5, Other Events, certain information related to its call for redemption of 950,000 shares, or 25 percent, of its outstanding $5.00 Series C Cumulative Convertible Preferred Stock.

The registrant filed a Form 8-K on October 28, 1994, reporting under Item 5, Other Events, certain information related to its call for redemption of approximately 1,400,000 shares, or 50 percent of its remaining outstanding $5.00 Series C Cumulative Convertibles Preferred Stock.




USF&G Corporation
Exhibit 10 - Material Contracts


                      EXECUTION COPY


                               $400,000,000



                             CREDIT AGREEMENT


                                dated as of


                            September 30, 1994


                                   among


                             USF&G Corporation


                          The Banks Listed Herein


                                    and


                Morgan Guaranty Trust Company of New York,
                                 as Agent


                          TABLE OF CONTENTS


                                                          Page

  ARTICLE I

                                DEFINITIONS


    SECTION 1.01  Definitions. . . . . . . . . . . . . . .  1
    SECTION 1.02  Accounting Terms and
                  Determinations . . . . . . . . . . . . . 14
    SECTION 1.03  Types of Borrowings. . . . . . . . . . . 15

  ARTICLE II

                                THE CREDITS


    SECTION 2.01  Commitments to Lend. . . . . . . . . . . 15
    SECTION 2.02  Notice of Committed Borrowing. . . . . . 15
    SECTION 2.03  Money Market Borrowings. . . . . . . . . 16
    SECTION 2.04  Notice to Banks; Funding of Loans. . . . 20
    SECTION 2.05  Notes. . . . . . . . . . . . . . . . . . 21
    SECTION 2.06  Maturity of Loans. . . . . . . . . . . . 22
    SECTION 2.07  Interest Rates . . . . . . . . . . . . . 22
    SECTION 2.08  Facility Fees. . . . . . . . . . . . . . 26
    SECTION 2.09  Optional Termination or Reduction
                  of Commitments . . . . . . . . . . . . . 26
    SECTION 2.10  Mandatory Termination of
                  Commitments. . . . . . . . . . . . . . . 27
    SECTION 2.11  Optional Prepayments . . . . . . . . . . 27
    SECTION 2.12  General Provisions as to Payments. . . . 27
    SECTION 2.13  Funding Losses . . . . . . . . . . . . . 28
    SECTION 2.14  Computation of Interest and Fees . . . . 28

  ARTICLE III

                                CONDITIONS


    SECTION 3.01  Closing. . . . . . . . . . . . . . . . . 29
    SECTION 3.02  Borrowings . . . . . . . . . . . . . . . 29

  ARTICLE IV

                      REPRESENTATIONS AND WARRANTIES


    SECTION 4.01  Corporate Existence and Power. . . . . . 30
    SECTION 4.02  Corporate and Governmental
                  Authorization; No Contravention. . . . . 31
    SECTION 4.03  Binding Effect . . . . . . . . . . . . . 31
    SECTION 4.04  Financial Information. . . . . . . . . . 31
    SECTION 4.05  Litigation . . . . . . . . . . . . . . . 32
    SECTION 4.06  Compliance with ERISA. . . . . . . . . . 33
    SECTION 4.07  Environmental Matters. . . . . . . . . . 33
    SECTION 4.08  Taxes. . . . . . . . . . . . . . . . . . 33
    SECTION 4.09  Subsidiaries . . . . . . . . . . . . . . 34
    SECTION 4.10  Not an Investment Company. . . . . . . . 34
    SECTION 4.11  Full Disclosure. . . . . . . . . . . . . 34

  ARTICLE V

                                 COVENANTS


    SECTION 5.01  Information. . . . . . . . . . . . . . . 34
    SECTION 5.02  Payment of Obligations . . . . . . . . . 37
    SECTION 5.03  Maintenance of Property; Insurance . . . 37
    SECTION 5.04  Conduct of Business and Maintenance
                  of Existence . . . . . . . . . . . . . . 38
    SECTION 5.05  Compliance with Laws . . . . . . . . . . 38
    SECTION 5.06  Negative Pledge. . . . . . . . . . . . . 38
    SECTION 5.07  Consolidations, Mergers and Sales
                  of Assets; Ownership by USF&G
                  Corporation. . . . . . . . . . . . . . . 40
    SECTION 5.08  Use of Proceeds. . . . . . . . . . . . . 40
    SECTION 5.09  Ratio of Debt to Adjusted
                  Consolidated Tangible Net Worth. . . . . 40
    SECTION 5.10  Minimum Consolidated Tangible Net
                  Worth. . . . . . . . . . . . . . . . . . 40
    SECTION 5.11  Transactions with Affiliates . . . . . . 41

  ARTICLE VI

                                 DEFAULTS


    SECTION 6.01  Events of Default. . . . . . . . . . . . 41
    SECTION 6.02  Notice of Default. . . . . . . . . . . . 44

  ARTICLE VII

                                 THE AGENT


    SECTION 7.01  Appointment and Authorization. . . . . . 44
    SECTION 7.02  Agent and Affiliates . . . . . . . . . . 44
    SECTION 7.03  Action by Agent. . . . . . . . . . . . . 44
    SECTION 7.04  Consultation with Experts. . . . . . . . 45
    SECTION 7.05  Liability of Agent . . . . . . . . . . . 45
    SECTION 7.06  Indemnification. . . . . . . . . . . . . 45
    SECTION 7.07  Credit Decision. . . . . . . . . . . . . 45
    SECTION 7.08  Successor Agent. . . . . . . . . . . . . 46
    SECTION 7.09  Agent's Fee. . . . . . . . . . . . . . . 46

  ARTICLE VIII

                          CHANGE IN CIRCUMSTANCES


    SECTION 8.01  Basis for Determining Interest Rate
                  Inadequate or Unfair . . . . . . . . . . 46
    SECTION 8.02  Illegality . . . . . . . . . . . . . . . 47
    SECTION 8.03  Increased Cost and Reduced Return. . . . 48
    SECTION 8.04  Taxes. . . . . . . . . . . . . . . . . . 50
    SECTION 8.05  Base Rate Loans Substituted for
                  Affected Fixed Rate Loans. . . . . . . . 52

  ARTICLE IX

                               MISCELLANEOUS


    SECTION 9.01  Notices. . . . . . . . . . . . . . . . . 52
    SECTION 9.02  No Waivers . . . . . . . . . . . . . . . 53
    SECTION 9.03  Expenses; Indemnification. . . . . . . . 53
    SECTION 9.04  Sharing of Set-Offs. . . . . . . . . . . 54
    SECTION 9.05  Amendments and Waivers . . . . . . . . . 54
    SECTION 9.06  Successors and Assigns . . . . . . . . . 55
    SECTION 9.07  Collateral . . . . . . . . . . . . . . . 57
    SECTION 9.08  Governing Law; Submission to
                  Jurisdiction . . . . . . . . . . . . . . 57
    SECTION 9.09  Counterparts; Integration;
                  Effectiveness. . . . . . . . . . . . . . 57
    SECTION 9.10  WAIVER OF JURY TRIAL . . . . . . . . . . 57
    SECTION 9.11  Existing Agreement . . . . . . . . . . . 57

     Pricing Schedule

  Schedule I

  Exhibit A -   Note

  Exhibit B -   Money Market Quote Request

  Exhibit C -   Invitation for Money Market Quotes

  Exhibit D -   Money Market Quote

  Exhibit E -   Opinion of the General Counsel of the Borrower

  Exhibit F -   Opinion of Counsel to the Borrower

  Exhibit G -   Opinion of Special Counsel for the
                Agent

  Exhibit H -   Assignment and Assumption Agreement


                             CREDIT AGREEMENT



         AGREEMENT dated as of September 30, 1994 among USF&G CORPORATION, the BANKS listed on the signature pages hereof and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as
  Agent.

         The parties hereto agree as follows:


                                 ARTICLE I

                                DEFINITIONS


         SECTION 1.01.  Definitions.  The following terms,
  as used herein, have the following meanings:

         "Absolute Rate Auction" means a solicitation of Money Market Quotes setting forth Money Market Absolute
  Rates pursuant to Section 2.03.

         "Adjusted CD Rate" has the meaning set forth in
  Section 2.07(b).

         "Adjusted Consolidated Tangible Net Worth" means at any date the consolidated stockholders' equity of the Borrower and its Consolidated Subsidiaries (1) plus any unrealized holding losses (or less any unrealized holding gains, net of relevant adjustments for deferred policy acquisition costs) on account of available-for-sale debt securities to the extent reflected therein (together with other adjustments, all as determined in accordance with Statement of Financial Accounting Standards No. 115 of the Financial Accounting Standards Board, as amended from time to time, or any successor provision thereto) and (2) less their consolidated Intangible Assets, all determined as of such date. For purposes of this definition "Intangible Assets" means the amount (to the extent reflected in determining such consolidated stockholders' equity) of (i) all write-ups (other than write-ups resulting from foreign currency translations, write-ups of assets of a going concern business made within twelve months after the acquisition of such business and changes made in accordance with generally accepted accounting principles in the book value of any Investments in Persons other than the Borrower and its Consolidated Subsidiaries) subsequent to December 31, 1993 in the book value of any asset owned by the Borrower or a Consolidated Subsidiary and (ii) all unamortized debt discount and expense, unamortized deferred charges, goodwill, patents, trademarks, service marks, trade names, copyrights, organization or developmental expenses and other intangible assets (other than deferred policy acquisition costs and net deferred tax assets).

         "Adjusted London Interbank Offered Rate" has the meaning set forth in Section 2.07(c).

         "Administrative Questionnaire" means, with respect to each Bank, an administrative questionnaire in the form prepared by the Agent and submitted to the Agent (with a copy to the Borrower) duly completed by such Bank.

         "Affiliate" means (i) any Person that directly, or indirectly through one or more intermediaries, controls the Borrower (a "Controlling Person") or (ii) any Person (other than the Borrower or a Subsidiary) which is controlled by or is under common control with a Controlling Person. As used herein, the term "control" means possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

         "Agent" means Morgan Guaranty Trust Company of New
  York in its capacity as agent for the Banks hereunder, and its successors in such capacity.

         "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Domestic Loans, its Domestic Lending Office, (ii) in the case of its Euro-Dollar Loans, its Euro-Dollar Lending Office and (iii) in the case of its Money Market Loans, its Money Market Lending Office.

         "Assessment Rate" has the meaning set forth in
  Section 2.07(b).

         "Assignee" has the meaning set forth in Section
  9.06(c).

         "Bank" means each bank listed on the signature pages hereof, each Assignee which becomes a Bank pursuant to
  Section 9.06(c), and their respective successors.

         "Base Rate" means, for any day, a rate per annum equal to the higher of (i) the Prime Rate for such day and
  (ii) the sum of 1/2 of 1% plus the Federal Funds Rate for such day.

         "Base Rate Loan" means a Committed Loan to be made by a Bank as a Base Rate Loan in accordance with the applicable Notice of Committed Borrowing or pursuant to
  Article VIII.

         "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

         "Borrower" means USF&G Corporation, a Maryland corporation, and its successors.

         "Borrower's 1993 Form 10-K" means the Borrower's annual report on Form 10-K for 1993, as filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

         "Borrower's Latest Form 10-Q" means the Borrower's quarterly report on Form 10-Q for the quarter ended June 30, 1994, as filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

         "Borrowing" has the meaning set forth in Section
  1.03.

         "CD Base Rate" has the meaning set forth in
  Section 2.07(b).

         "CD Loan" means a Committed Loan to be made by a Bank as a CD Loan in accordance with the applicable Notice of Committed Borrowing.

         "CD Margin" has the meaning set forth in Section
  2.07(b).

         "CD Reference Banks" means The Bank of New York,
  Deutsche Bank AG and Morgan Guaranty Trust Company of New
  York.

         "Closing Date" means the date on or after the Effective Date on which the Agent shall have received the documents specified in or pursuant to Section 3.01.

         "Commitment" means, with respect to each Bank, the amount set forth opposite the name of such Bank on the signature pages hereof, as such amount may be reduced from time to time pursuant to Sections 2.09 and 2.10.

         "Committed Loan" means a loan made by a Bank pursuant to Section 2.01.

         "Consolidated Subsidiary" means at any date any Subsidiary or other entity the accounts of which would be consolidated with those of the Borrower in its consolidated financial statements if such statements were prepared as of such date.

         "Debt" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable, agents' commissions and other similar charges and expenses arising in the ordinary course of business, (iv) all obligations of such Person as lessee which are capitalized in accordance with generally accepted accounting principles, (v) all non-contingent obligations (and, for purposes of Section 5.06 and the definitions of Material Debt and Material Financial Obligations, all contingent obligations) of such Person to reimburse any bank or other Person in respect of amounts paid under a letter of credit or similar instrument, (vi) all Debt secured by a Lien on any asset of such Person, whether or not such Debt is otherwise an obligation of such Person (but excluding any such Debt to the extent such Debt exceeds the fair market value of such assets (such fair market value to be established by the Borrower to the reasonable satisfaction of the Required Banks), unless such Debt is assumed), (vii) all obligations of such Person to purchase securities (or other property) which arise out of or in connection with the sale of the same or substantially similar securities or property and (viii) all Debt of others Guaranteed by such Person, provided that obligations of any Person referred to only in clauses (i) through (iii), inclusive, above shall constitute Debt of such Person only to the extent that they are, or are required to be, recorded on the financial statements of such Person as a liability under generally accepted accounting principles.

         "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

         "Derivatives Obligations" of any Person means all obligations (other than obligations incurred as a result of writing futures, options, swaps or other derivative transactions in respect of, or based upon, insurance products or risks, including the futures and options contracts relating to catastrophic losses traded on the Chicago Board of Trade or otherwise) of such Person in respect of any rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of the foregoing transactions) or any combination of the foregoing transactions.

         "Domestic Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized by law to close.

         "Domestic Lending Office" means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Domestic Lending Office) or such other office as such Bank may hereafter designate as its Domestic Lending Office by notice to the Borrower and the Agent; provided that any Bank may so designate separate Domestic Lending Offices for its Base Rate Loans, on the one hand, and its CD Loans, on the other hand, in which case all references herein to the Domestic Lending Office of such Bank shall be deemed to refer to either or both of such offices, as the context may require.

         "Domestic Loans"  means CD Loans or Base Rate
  Loans or both.

         "Domestic Reserve Percentage" has the meaning set forth in Section 2.07(b).

         "Effective Date" means the date this Agreement becomes effective in accordance with Section 9.09.

         "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

         "ERISA" means the Employee Retirement Income
  Security Act of 1974, as amended, or any successor statute.

         "ERISA Group" means the Borrower, any Subsidiary and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any Subsidiary, are treated as a single employer under Section 414 of the Internal Revenue Code.

         "Euro-Dollar Business Day" means any Domestic
  Business Day on which commercial banks are open for international business (including dealings in dollar deposits) in London.

         "Euro-Dollar Lending Office" means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Euro-Dollar Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its Euro-Dollar Lending Office by notice to the Borrower and the Agent.

         "Euro-Dollar Loan" means a Committed Loan to be made by a Bank as a Euro-Dollar Loan in accordance with the applicable Notice of Committed Borrowing.

         "Euro-Dollar Margin" has the meaning set forth in
  Section 2.07(c).

         "Euro-Dollar Reference Banks" means the principal
  London offices of The Bank of New York, Deutsche Bank AG and
  Morgan Guaranty Trust Company of New York.

         "Euro-Dollar Reserve Percentage" has the meaning set forth in Section 2.07(c).

         "Event of Default" has the meaning set forth in
  Section 6.01.

         "Excluded Subsidiary" means any Subsidiary other than any (i) Insurance Company Subsidiary and (ii) "Significant Subsidiary", as defined in Section 210.1-02(v) of Regulation S-X, as amended from time to time, promulgated by the Securities and Exchange Commission (17 C.F.R. Section 210.1-02(v)).

         "Existing Agreement" means the Credit Agreement dated as of March 20, 1990 among USF&G Corporation, the banking institutions listed in Annex I thereto, Morgan
  Guaranty Trust Company of New York and Swiss Bank
  Corporation, New York Branch, as Co-arrangers, and Swiss
  Bank Corporation, New York Branch, as Facility Agent, as amended.

         "Federal Funds Rate" means, for any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Domestic Business Day next succeeding such day, provided that (i) if such day is not a Domestic Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Domestic Business Day as so published on the next succeeding Domestic Business Day, and (ii) if no such rate is so published on such next succeeding Domestic Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Morgan Guaranty Trust Company of New York on such day on such transactions as determined by the Agent.

         "Fixed Rate Loans" means CD Loans or Euro-Dollar
  Loans or Money Market Loans (excluding Money Market LIBOR
  Loans bearing interest at the Base Rate pursuant to Section
  8.01(a)) or any combination of the foregoing.

         "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or
  (ii) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include (i) endorsements for collection or deposit in the ordinary course of business or
  (ii) if such Person is an insurance company, surety bonds and insurance contracts (including financial guarantee insurance policies) in each case issued in the ordinary course of such Person's business. The term "Guarantee" used as a verb has a corresponding meaning.

         "Hazardous Substances" means any toxic,
  radioactive, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics.

         "Indemnitee" has the meaning set forth in Section
  9.03(b).

         "Insurance Company Subsidiary" means any
  Subsidiary domiciled in the United States of America
  (including the District of Columbia) and its territories and possessions or any State thereof and licensed or authorized to do an insurance business in any of the foregoing.

         "Interest Period" means: (1) with respect to each Euro-Dollar Borrowing, the period commencing on the date of such Borrowing and ending one, two, three or six months thereafter, as the Borrower may elect in the applicable Notice of Borrowing; provided that:

         (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business
    Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest
    Period shall end on the next preceding Euro-Dollar
    Business Day;

         (b)  any Interest Period which begins on the last
    Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest
    Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and

         (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination
    Date.

  (2) with respect to each CD Borrowing, the period commencing on the date of such Borrowing and ending 30, 60, 90 or 180 days thereafter, as the Borrower may elect in the applicable Notice of Borrowing; provided that:

         (a)  any Interest Period (other than an Interest
    Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar
    Business Day shall be extended to the next succeeding
    Euro-Dollar Business Day;

         (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination
    Date.

  (3) with respect to each Base Rate Borrowing, the period commencing on the date of such Borrowing and ending 30 days thereafter; provided that:

         (a) any Interest Period (other than an Interest
    Period determined pursuant to clause (b) below) which would otherwise end on a day which is not a Euro-Dollar
    Business Day shall be extended to the next succeeding
    Euro-Dollar Business Day; and

         (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination
    Date.

  (4) with respect to each Money Market LIBOR Borrowing, the period commencing on the date of such Borrowing and ending such whole number of months thereafter as the Borrower may elect in accordance with Section 2.03; provided that:

         (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business
    Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest
    Period shall end on the next preceding Euro-Dollar
    Business Day;

         (b)  any Interest Period which begins on the last
    Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest
    Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and

         (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination
    Date.

  (5)  with respect to each Money Market Absolute Rate
  Borrowing, the period commencing on the date of such Borrowing and ending such number of days thereafter (but not less than seven days) as the Borrower may elect in accordance with Section 2.03; provided that:

         (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall be extended to the next succeeding Euro-Dollar Business
    Day; and

         (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination
    Date.

         "Internal Revenue Code" means the Internal Revenue
  Code of 1986, as amended, or any successor statute.

         "Investment" means any investment in any Person, whether by means of share purchase, capital contribution, loan, time deposit or otherwise.

         "LIBOR Auction" means a solicitation of Money
  Market Quotes setting forth Money Market Margins based on the London Interbank Offered Rate pursuant to Section 2.03.

         "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest, in respect of such asset. For the purposes of this Agreement, the Borrower or any Subsidiary shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

         "Loan" means a Domestic Loan or a Euro-Dollar Loan or a Money Market Loan and "Loans" means Domestic Loans or
  Euro-Dollar Loans or Money Market Loans or any combination of the foregoing.

         "London Interbank Offered Rate" has the meaning set forth in Section 2.07(c).

         "Material Adverse Effect" means a material adverse effect on the business, financial position, results of operations or prospects of the Borrower and its Consolidated
  Subsidiaries, considered as a whole.

         "Material Debt" means Debt (other than the Notes) of the Borrower and/or one or more of its Subsidiaries (other than an Excluded Subsidiary), arising in one or more related or unrelated transactions, in an aggregate principal or face amount exceeding $30,000,000.

         "Material Financial Obligations" means a principal or face amount of Debt and/or the then-owed payment obligations in respect of Derivatives Obligations of the Borrower and/or one or more of its Subsidiaries (other than an Excluded Subsidiary), arising in one or more related or unrelated transactions, exceeding in the aggregate $30,000,000.

         "Material Plan" means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $5,000,000.

         "Money Market Absolute Rate" has the meaning set forth in Section 2.03(d).

         "Money Market Absolute Rate Loan" means a loan to be made by a Bank pursuant to an Absolute Rate Auction.

         "Money Market Lending Office" means, as to each Bank, its Domestic Lending Office or such other office, branch or affiliate of such Bank as it may hereafter designate as its Money Market Lending Office by notice to the Borrower and the Agent; provided that any Bank may from time to time by notice to the Borrower and the Agent designate separate Money Market Lending Offices for its Money Market LIBOR Loans, on the one hand, and its Money Market Absolute Rate Loans, on the other hand, in which case all references herein to the Money Market Lending Office of such Bank shall be deemed to refer to either or both of such offices, as the context may require.

         "Money Market LIBOR Loan" means a loan to be made by a Bank pursuant to a LIBOR Auction (including such a loan bearing interest at the Base Rate pursuant to Section
  8.01(a)).

         "Money Market Loan" means a Money Market LIBOR
  Loan or a Money Market Absolute Rate Loan.

         "Money Market Margin" has the meaning set forth in
  Section 2.03(d).

         "Money Market Quote" means an offer by a Bank to make a Money Market Loan in accordance with Section 2.03.

         "Multiemployer Plan" means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five year period.

         "Non-Recourse Debt" means Debt, secured only by real property (including fixtures and personal property used therein or thereon and the rents, profits and proceeds arising therefrom), in respect of which the holder of such Debt has no recourse against the Borrower or any Subsidiary (other than a Subsidiary the only assets of which consist of such real property (including fixtures and personal property used therein or thereon and the rents, profits and proceeds therefrom) or any asset of the Borrower or any Subsidiary (except such real property (including fixtures and personal property used therein or thereon and the rents, profits and proceeds arising therefrom)), provided that if, at any time, the aggregate amount of gross equity real estate Investments of the Borrower and its Subsidiaries shall exceed $826,657,000, the amount of such excess shall constitute Debt other than Non-Recourse Debt to the extent that the then existing aggregate principal amount of Non-Recourse Debt shall exceed the sum of (i) $100,000,000 and (ii) the amount of such Non-Recourse Debt, but not to exceed $50,000,000, outstanding as of the date hereof.

         "Notes" means promissory notes of the Borrower, substantially in the form of Exhibit A hereto, evidencing the obligation of the Borrower to repay the Loans, and "Note" means any one of such promissory notes issued hereunder.

         "Notice of Borrowing" means a Notice of Committed
  Borrowing (as defined in Section 2.02) or a Notice of Money
  Market Borrowing (as defined in Section 2.03(f)).

         "Officer's Certificate" means a certificate signed by the President, any Vice-President responsible for financial matters, the Treasurer or the Controller of the Borrower.

         "Parent" means, with respect to any Bank, any Person controlling such Bank.

         "Participant" has the meaning set forth in Section
  9.06(b).

         "PBGC" means the Pension Benefit Guaranty
  Corporation or any entity succeeding to any or all of its functions under ERISA.

         "Person" means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

         "Plan" means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

         "Pricing Schedule" means the Schedule attached hereto identified as such.

         "Prime Rate" means the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in
  New York City from time to time as its Prime Rate.

         "Reference Banks" means the CD Reference Banks or the Euro-Dollar Reference Banks, as the context may require, and "Reference Bank" means any one of such Reference Banks.

         "Refunding Borrowing" means a Committed Borrowing which, after application of the proceeds thereof, results in no net increase in the outstanding principal amount of Committed Loans made by any Bank.

         "Regulation U" means Regulation U of the Board of
  Governors of the Federal Reserve System, as in effect from time to time.

         "Required Banks" means at any time Banks having at least 60% of the aggregate amount of the Commitments or, if the Commitments shall have been terminated, holding Notes evidencing at least 60% of the aggregate unpaid principal amount of the Loans.

         "Revolving Credit Period" means the period from and including the Effective Date to and including the Termination Date.

         "Subsidiary" means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person; unless otherwise specified, "Subsidiary" means a Subsidiary of the Borrower.

         "Termination Date" means September 30, 1997 or, if such day is not a Euro-Dollar Business Day, the next preceding Euro-Dollar Business Day.

         "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the value of all benefit liabilities under such Plan, determined on a plan termination basis using the assumptions prescribed by the PBGC for purposes of Section 4044 of ERISA, exceeds (ii) the fair market value of all Plan assets allocable to such liabilities under Title IV of ERISA (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.

         "United States" means the United States of
  America, including the States and the District of Columbia, but excluding its territories and possessions.

         SECTION 1.02.  Accounting Terms and
  Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Consolidated Subsidiaries delivered to the Banks; provided that, if the Borrower notifies the Agent that the Borrower wishes to amend any covenant in Article V to eliminate the effect of any change in generally accepted accounting principles on the operation of such covenant (or if the Agent notifies the Borrower that the Required Banks wish to amend Article V for such purpose), then the Borrower's compliance with such covenant shall be determined on the basis of generally accepted accounting principles in effect immediately before the relevant change in generally accepted accounting principles became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.

         SECTION 1.03. Types of Borrowings. The term "Borrowing" denotes the aggregation of Loans of one or more Banks to be made to the Borrower pursuant to Article II on a single date and for a single Interest Period. Borrowings are classified for purposes of this Agreement either by reference to the pricing of Loans comprising such Borrowing (e.g., a "Euro-Dollar Borrowing" is a Borrowing comprised of Euro-Dollar Loans) or by reference to the provisions of
  Article II under which participation therein is determined (i.e., a "Committed Borrowing" is a Borrowing under Section
  2.01 in which all Banks participate in proportion to their Commitments, while a "Money Market Borrowing" is a Borrowing under Section 2.03 in which the Bank participants are determined on the basis of their bids in accordance therewith).


                                ARTICLE II

                                THE CREDITS

         SECTION 2.01. Commitments to Lend. During the Revolving Credit Period, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower pursuant to this Section from time to time in amounts such that the aggregate principal amount of Committed Loans by such Bank at any one time outstanding shall not exceed the amount of its Commitment. Each Borrowing under this Section 2.01 shall be in an aggregate principal amount of $10,000,000 or any larger multiple of $5,000,000 (except that any such Borrowing may be in the aggregate amount available in accordance with Section 3.02(c)) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section 2.01, repay, or to the extent permitted by Section 2.11, prepay Loans and reborrow at any time during the Revolving Credit Period under this Section 2.01.

         SECTION 2.02. Notice of Committed Borrowing. The Borrower shall give the Agent notice (a "Notice of Committed Borrowing") not later than 10:30 A.M. (New York City time) on (x) the date of each Base Rate Borrowing, (y) the second Domestic Business Day before each CD Borrowing and (z) the third Euro-Dollar Business Day before each Euro-Dollar Borrowing, specifying:

         (a) the date of such Borrowing, which shall be a Domestic Business Day in the case of a Domestic
    Borrowing or a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing,

         (b)  the aggregate amount of such Borrowing,

         (c) whether the Loans comprising such Borrowing are to be CD Loans, Base Rate Loans or Euro-Dollar
    Loans, and

         (d) in the case of a Fixed Rate Borrowing, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest
    Period.

         SECTION 2.03.  Money Market Borrowings.

         (a) The Money Market Option. In addition to Committed Borrowings pursuant to Section 2.01, the Borrower may, as set forth in this Section, request the Banks during the Revolving Credit Period to make offers to make Money Market Loans to the Borrower. The Banks may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section.

         (b)  Money Market Quote Request.  When the
  Borrower wishes to request offers to make Money Market Loans under this Section, it shall transmit to the Agent by telex or facsimile transmission a Money Market Quote Request substantially in the form of Exhibit B hereto so as to be received no later than 10:30 A.M. (New York City time) on
  (x) the fifth Euro-Dollar Business Day prior to the date of Borrowing proposed therein, in the case of a LIBOR Auction or (y) the Domestic Business Day next preceding the date of Borrowing proposed therein, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective) specifying:

         (i) the proposed date of Borrowing, which shall be a Euro-Dollar Business Day in the case of a LIBOR
    Auction or a Domestic Business Day in the case of an Absolute Rate Auction,

        (ii) the aggregate amount of such Borrowing, which shall be $10,000,000 or a larger multiple of $5,000,000,

       (iii)  the duration of the Interest Period
    applicable thereto, subject to the provisions of the definition of Interest Period, and

        (iv) whether the Money Market Quotes requested are to set forth a Money Market Margin or a Money Market
    Absolute Rate.

  The Borrower may request offers to make Money Market Loans for more than one Interest Period in a single Money Market Quote Request. No Money Market Quote Request shall be given within five Euro-Dollar Business Days (or such other number of days as the Borrower and the Agent may agree) of any other Money Market Quote Request.

         (c) Invitation for Money Market Quotes. Promptly upon receipt of a Money Market Quote Request, the Agent shall send to the Banks by telex or facsimile transmission an Invitation for Money Market Quotes substantially in the form of Exhibit C hereto, which shall constitute an invitation by the Borrower to each Bank to submit Money Market Quotes offering to make the Money Market Loans to which such Money Market Quote Request relates in accordance with this Section.

         (d)  Submission and Contents of Money Market
  Quotes. (i) Each Bank may submit a Money Market Quote containing an offer or offers to make Money Market Loans in response to any Invitation for Money Market Quotes. Each Money Market Quote must comply with the requirements of this subsection (d) and must be submitted to the Agent by telex or facsimile transmission at its offices specified in or pursuant to Section 9.01 not later than (x) 2:00 P.M. (New York City time) on the fourth Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction or (y) 9:30 A.M. (New York City time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective); provided that Money Market Quotes submitted by the Agent (or any affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such affiliate notifies the Borrower of the terms of the offer or offers contained therein not later than (x) one hour prior to the deadline for the other Banks, in the case of a LIBOR Auction or (y) 15 minutes prior to the deadline for the other Banks, in the case of an Absolute Rate Auction. Subject to Articles III and VI, any Money Market Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Borrower.

         (ii) Each Money Market Quote shall be in substantially the form of Exhibit D hereto and shall in any case specify:

         (A)  the proposed date of Borrowing,

         (B) the principal amount of the Money Market Loan for which each such offer is being made, which principal amount (w) may be greater than or less than the Commitment of the quoting Bank, (x) must be $5,000,000 or a larger multiple of $1,000,000, (y) may not exceed the principal amount of Money Market Loans for which offers were requested and (z) may be subject to an aggregate limitation as to the principal amount of Money Market Loans for which offers being made by such quoting Bank may be accepted,

         (C) in the case of a LIBOR Auction, the margin above or below the applicable London Interbank Offered
    Rate (the "Money Market Margin") offered for each such
    Money Market Loan, expressed as a percentage (specified to the nearest 1/10,000th of 1%) to be added to or subtracted from such base rate,

         (D) in the case of an Absolute Rate Auction, the rate of interest per annum (specified to the nearest
    1/10,000th of 1%) (the "Money Market Absolute Rate") offered for each such Money Market Loan, and

         (E)  the identity of the quoting Bank.

  A Money Market Quote may set forth up to five separate offers by the quoting Bank with respect to each Interest
  Period specified in the related Invitation for Money Market
  Quotes.

         (iii) Any Money Market Quote shall be disregarded if it:

         (A)  is not substantially in conformity with
    Exhibit D hereto or does not specify all of the information required by subsection (d)(ii);

         (B) contains qualifying, conditional or similar language;

         (C) proposes terms other than or in addition to those set forth in the applicable Invitation for Money
    Market Quotes; or

         (D)  arrives after the time set forth in
    subsection (d)(i).

         (e) Notice to Borrower. The Agent shall promptly notify the Borrower of the terms (x) of any Money Market Quote submitted by a Bank that is in accordance with subsection (d) and (y) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Bank with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Agent's notice to the Borrower shall specify (A) the aggregate principal amount of Money Market Loans for which offers have been received for each Interest Period specified in the related Money Market Quote Request,
  (B) the respective principal amounts and Money Market Margins or Money Market Absolute Rates, as the case may be, so offered and (C) if applicable, limitations on the aggregate principal amount of Money Market Loans for which offers in any single Money Market Quote may be accepted.

         (f) Acceptance and Notice by Borrower. Not later than 10:30 A.M. (New York City time) on (x) the third Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction or (y) the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective), the Borrower shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection (e). In the case of acceptance, such notice (a "Notice of Money Market Borrowing") shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Borrower may accept any Money Market Quote in whole or in part; provided that:

         (i)  the aggregate principal amount of each Money
    Market Borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request,

        (ii)  the principal amount of each Money Market
    Borrowing must be $10,000,000 or a larger multiple of $5,000,000,

       (iii) acceptance of offers may only be made on the basis of ascending Money Market Margins or Money Market
    Absolute Rates, as the case may be, and

        (iv) the Borrower may not accept any offer that is described in subsection (d)(iii) or that otherwise fails to comply with the requirements of this Agreement.

         (g) Allocation by Agent. If offers are made by two or more Banks with the same Money Market Margins or Money Market Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in multiples of $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determinations by the Agent of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.

         SECTION 2.04.  Notice to Banks; Funding of Loans.

         (a) Upon receipt of a Notice of Borrowing, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's share (if any) of such Borrowing and such Notice of Borrowing shall not thereafter be revocable by the Borrower.

         (b) Not later than 12:00 Noon (New York City time) on the date of each Borrowing, each Bank participating therein shall (except as provided in subsection (c) of this Section) make available its share of such Borrowing, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section
  9.01. Unless the Agent determines that any applicable condition specified in Article III has not been satisfied, the Agent will make the funds so received from the Banks available to the Borrower at the Agent's aforesaid address.

         (c) If any Bank makes a new Loan hereunder on a day on which the Borrower is to repay all or any part of an outstanding Loan from such Bank, such Bank shall apply the proceeds of its new Loan to make such repayment and only an amount equal to the difference (if any) between the amount being borrowed and the amount being repaid shall be made available by such Bank to the Agent as provided in subsection (b), or remitted by the Borrower to the Agent as provided in Section 2.12, as the case may be.

         (d) Unless the Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Agent such Bank's share of such Borrowing, the Agent may assume that such Bank has made such share available to the Agent on the date of such Borrowing in accordance with subsections (b) and (c) of this
  Section 2.04 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Rate and the interest rate applicable thereto pursuant to Section 2.07 and (ii) in the case of such Bank, the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan included in such Borrowing for purposes of this Agreement. Nothing in this subsection (d) shall be deemed to relieve any Bank from its obligation to extend Loans hereunder or to prejudice any rights which the Borrower may have against any Bank as a result of any default by such Bank hereunder. The failure of any Bank to make Loans hereunder shall not relieve any other Bank from its obligation to make the Loans required to be made by it hereunder.

         SECTION 2.05. Notes. (a) The Loans of each Bank shall be evidenced by a single Note payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the aggregate unpaid principal amount of such Bank's Loans.

         (b) Each Bank may, by notice to the Borrower and the Agent, request that its Loans of a particular type be evidenced by a separate Note in an amount equal to the aggregate unpaid principal amount of such Loans. Each such Note shall be in substantially the form of Exhibit A hereto with appropriate modifications to reflect the fact that it evidences solely Loans of the relevant type. Each reference in this Agreement to the "Note" of such Bank shall be deemed to refer to and include any or all of such Notes, as the context may require.

         (c)  Upon receipt of each Bank's Note pursuant to
  Section 3.01(a), the Agent shall forward such Note to such Bank. Each Bank shall record the date, amount, type and maturity of each Loan made by it and the date and amount of each payment of principal made by the Borrower with respect thereto, and may, if such Bank so elects in connection with any transfer or enforcement of its Note, endorse on the schedule forming a part thereof appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding; provided that the failure of any Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Notes. Each Bank is hereby irrevocably authorized by the Borrower so to endorse its Note and to attach to and make a part of its Note a continuation of any such schedule as and when required.

         SECTION 2.06.  Maturity of Loans.  Each Loan
  included in any Borrowing shall mature, and the principal amount thereof shall be due and payable, on the last day of the Interest Period applicable to such Borrowing.

         SECTION 2.07.  Interest Rates.  (a)  Each Base
  Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the Base Rate for such day. Such interest shall be payable for each Interest Period on the last day thereof. Any overdue principal of or interest on any Base Rate Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Base Rate Loans for such day.

         (b)  Each CD Loan shall bear interest on the
  outstanding principal amount thereof, for each day during the Interest Period applicable thereto, at a rate per annum equal to the sum of the CD Margin for such day plus the Adjusted CD Rate applicable to such Interest Period; provided that if any CD Loan or any portion thereof shall, as a result of clause (2)(b) of the definition of Interest Period, have an Interest Period of less than 30 days, such portion shall bear interest during such Interest Period at the rate applicable to Base Rate Loans during such period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than 90 days, at intervals of 90 days after the first day thereof. Any overdue principal of or interest on any CD Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the higher of (i) the sum of the CD Margin for such day plus the Adjusted CD Rate applicable to the Interest Period for such Loan and (ii) the rate applicable to Base Rate Loans for such day.

         "CD Margin" means a rate per annum determined in accordance with the Pricing Schedule.

         The "Adjusted CD Rate" applicable to any Interest
  Period means a rate per annum determined pursuant to the following formula:


                  [ CDBR       ]*
         ACDR  =  [ ---------- ]  + AR
                  [ 1.00 - DRP ]

         ACDR  =  Adjusted CD Rate
         CDBR  =  CD Base Rate
          DRP  =  Domestic Reserve Percentage
           AR  =  Assessment Rate

    __________
    * The amount in brackets being rounded upward, if necessary, to the next higher 1/100 of 1%


         The "CD Base Rate" applicable to any Interest
  Period is the rate of interest determined by the Agent to be the average (rounded upward, if necessary, to the next higher 1/100 of 1%) of the prevailing rates per annum bid at 10:00 A.M. (New York City time) (or as soon thereafter as practicable) on the first day of such Interest Period by two or more New York certificate of deposit dealers of recognized standing for the purchase at face value from each CD Reference Bank of its certificates of deposit in an amount comparable to the principal amount of the CD Loan of such CD Reference Bank to which such Interest Period applies and having a maturity comparable to such Interest Period.

         "Domestic Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of new non-personal time deposits in dollars in New York City having a maturity comparable to the related Interest Period and in an amount of $100,000 or more. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Domestic Reserve Percentage.

         "Assessment Rate" means for any day the annual assessment rate in effect on such day which is payable by a member of the Bank Insurance Fund classified as adequately capitalized and within supervisory subgroup "A" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R. ' 327.3(e) (or any successor provision) to the Federal Deposit Insurance Corporation (or any successor) for such Corporation's (or such successor's) insuring time deposits at offices of such institution in the United States. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Assessment Rate.

         (c) Each Euro-Dollar Loan shall bear interest on the outstanding principal amount thereof, for each day during the Interest Period applicable thereto, at a rate per annum equal to the sum of the Euro-Dollar Margin for such day plus the Adjusted London Interbank Offered Rate applicable to such Interest Period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof.

         "Euro-Dollar Margin" means a rate per annum determined in accordance with the Pricing Schedule.

         The "Adjusted London Interbank Offered Rate" applicable to any Interest Period means a rate per annum equal to the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing (i) the applicable London Interbank Offered Rate by (ii) 1.00 minus the Euro-Dollar Reserve Percentage.

         The "London Interbank Offered Rate" applicable to any Interest Period means the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which deposits in dollars are offered to each of the Euro-Dollar Reference Banks in the London interbank market at approximately 11:00 A.M. (London time) two Euro-Dollar Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the Euro-Dollar Loan of such Euro-Dollar Reference Bank to which such Interest Period is to apply and for a period of time comparable to such Interest Period.

         "Euro-Dollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Euro-Dollar Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any Bank to United States residents). The Adjusted London Interbank Offered Rate shall be adjusted automatically on and as of the effective date of any change in the Euro-Dollar Reserve Percentage.

         (d) Any overdue principal of or interest on any Euro-Dollar Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the higher of (i) the sum of 2% plus the Euro-Dollar Margin for such day plus the Adjusted London Interbank Offered Rate applicable to the Interest Period for such Loan and (ii) the sum of 2% plus the Euro-Dollar Margin for such day plus the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing (x) the average (rounded upward, if necessary, to the next higher 1/16 of 1%) of the respective rates per annum at which one day (or, if such amount due remains unpaid more than three Euro-Dollar Business Days, then for such other period of time not longer than six months as the Agent may select) deposits in dollars in an amount approximately equal to such overdue payment due to each of the Euro-Dollar Reference Banks are offered to such Euro-Dollar Reference Bank in the London interbank market for the applicable period determined as provided above by (y) 1.00 minus the Euro-Dollar Reserve Percentage (or, if the circumstances described in clause (a) or (b) of Section 8.01 shall exist, at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day).

         (e) Subject to Section 8.01(a), each Money Market LIBOR Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the sum of the London Interbank Offered Rate for such Interest Period (determined in accordance with Section 2.07(c) as if the related Money Market LIBOR Borrowing were a Committed Euro-Dollar Borrowing) plus (or minus) the Money Market Margin quoted by the Bank making such Loan in accordance with Section 2.03. Each Money Market Absolute Rate Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the Money Market Absolute Rate quoted by the Bank making such Loan in accordance with Section 2.03. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof. Any overdue principal of or interest on any Money Market Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the Base Rate for such day.

         (f) The Agent shall determine each interest rate applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the participating Banks of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.

         (g) Each Reference Bank agrees to use its best efforts to furnish quotations to the Agent as contemplated by this Section. If any Reference Bank does not furnish a timely quotation, the Agent shall determine the relevant interest rate on the basis of the quotation or quotations furnished by the remaining Reference Bank or Banks or, if none of such quotations is available on a timely basis, the provisions of Section 8.01 shall apply.

         SECTION 2.08.  Facility Fees.  The Borrower shall
  pay to the Agent for the account of the Banks ratably a facility fee at the Facility Fee Rate (determined daily in accordance with the Pricing Schedule). Such facility fee shall accrue (i) from and including the date of this Agreement to but excluding the Termination Date (or earlier date of termination of the Commitments in their entirety), on the daily aggregate amount of the Commitments (whether used or unused) and (ii) from and including the Termination Date or such earlier date of termination to but excluding the date the Loans shall be repaid in their entirety, on the daily aggregate outstanding principal amount of the Loans. Accrued fees under this Section shall be payable quarterly on each March 31, June 30, September 30 and December 31 and upon the date of termination of the Commitments in their entirety (and, if later, the date the Loans shall be repaid in their entirety).

         SECTION 2.09.  Optional Termination or Reduction
  of Commitments. The Borrower may, upon at least three Domestic Business Days' notice to the Agent, (i) terminate the Commitments at any time, if no Loans are outstanding at such time or (ii) ratably reduce from time to time by an aggregate amount of $10,000,000 or any larger multiple of $5,000,000, the aggregate amount of the Commitments in excess of the aggregate outstanding principal amount of the Loans.

         SECTION 2.10.  Mandatory Termination of
  Commitments. The Commitments shall terminate on the Termination Date, and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date.

         SECTION 2.11.  Optional Prepayments.  (a)  Subject
  in the case of any Fixed Rate Borrowing to Section 2.13, the Borrower may, upon at least three Domestic Business Days' notice to the Agent, prepay any Domestic Borrowing (or any Money Market Borrowing bearing interest at the Base Rate pursuant to Section 8.01(a)) or upon at least three Euro-Dollar Business Days' notice to the Agent, prepay any Euro-Dollar Borrowing, in each case in whole at any time, or from time to time in part in amounts aggregating $10,000,000 or any larger multiple of $5,000,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Loans of the several Banks included in such Borrowing.

         (b) Except as provided in Section 2.11(a), the Borrower may not prepay all or any portion of the principal amount of any Money Market Loan prior to the maturity thereof.

         (c)  Upon receipt of a notice of prepayment
  pursuant to this Section, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share (if any) of such prepayment and such notice shall not thereafter be revocable by the Borrower.

         SECTION 2.12.  General Provisions as to Payments.
  (a) The Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 12:00 Noon (New York City time) on the date when due, in Federal or other funds immediately available in New York City, to the Agent at its address referred to in Section
  9.01. The Agent will promptly distribute to each Bank its ratable share of each such payment received by the Agent for the account of the Banks. Whenever any payment of principal of, or interest on, the Domestic Loans or of fees shall be due on a day which is not a Domestic Business Day, the date for payment thereof shall be extended to the next succeeding Domestic Business Day. Whenever any payment of principal of, or interest on, the Euro-Dollar Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Euro-Dollar Business Day. Whenever any payment of principal of, or interest on, the Money Market Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

         (b) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Borrower shall not have so made such payment, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.

         SECTION 2.13.  Funding Losses.  If the Borrower
  makes any payment of principal with respect to any Fixed Rate Loan (pursuant to Article II, VI or VIII or otherwise) on any day other than the last day of the Interest Period applicable thereto, or the last day of an applicable period fixed pursuant to Section 2.07(d), or if the Borrower fails to borrow or prepay any Fixed Rate Loans after notice has been given to any Bank in accordance with Section 2.04(a) or 2.11(c), the Borrower shall reimburse each Bank within 15 days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment or failure to borrow or prepay, provided that such Bank shall have delivered to the Borrower a certificate as to the amount of such loss or expense, which certificate shall be conclusive in the absence of manifest error.

         SECTION 2.14. Computation of Interest and Fees. Interest based on the Prime Rate hereunder shall be computed on the basis of a year of 365 days (or 366 days in a leap year) and paid for the actual number of days elapsed (including the first day but excluding the last day). All other interest and fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

                                ARTICLE III

                                CONDITIONS


         SECTION 3.01.  Closing.  The closing hereunder
  shall occur upon receipt by the Agent of the following documents, each dated the Closing Date unless otherwise indicated:

         (a) a duly executed Note for the account of each Bank dated on or before the Closing Date complying with the provisions of Section 2.05;

         (b) an opinion of the General Counsel of the Borrower, substantially in the form of Exhibit E hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;

         (c) an opinion of Piper & Marbury, counsel for the Borrower, substantially in the form of Exhibit F hereto and covering such additional matters relating to the transactions contemplated hereby as the Required
    Banks may reasonably request;

         (d) an opinion of Davis Polk & Wardwell, special counsel for the Agent, substantially in the form of Exhibit G hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request; and

         (e)  all documents the Agent may reasonably
    request relating to the existence of the Borrower, the corporate authority for and the validity of this Agreement and the Notes, and any other matters relevant hereto, all in form and substance satisfactory to the Agent.

  The Agent shall promptly notify the Borrower and the Banks of the Closing Date, and such notice shall be conclusive and binding on all parties hereto.

         SECTION 3.02.  Borrowings.  The obligation of any
  Bank to make a Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

         (a) the fact that the Closing Date shall have occurred on or prior to October 17, 1994;

         (b) receipt by the Agent of a Notice of Borrowing as required by Section 2.02 or 2.03, as the case may be;

         (c)  the fact that, immediately after such
    Borrowing, the aggregate outstanding principal amount of the Loans will not exceed the aggregate amount of the Commitments;

         (d) the fact that, immediately before and after such Borrowing, no Default shall have occurred and be continuing;

         (e) the fact that the Existing Agreement shall have been terminated and all of the obligations of the Borrower thereunder shall have been paid and the Agent shall have received written waivers of the notice requirement contained in Section 4.03 of such Credit
    Agreement from each "Bank" (as defined therein) which is not a party hereto; and

         (f)  the fact that the representations and
    warranties of the Borrower contained in this Agreement
    (except, in the case of a Refunding Borrowing, the representations and warranties set forth in Sections
    4.04(c) and 4.05, as to any matter which has theretofore been disclosed in writing by the Borrower to the Banks, including items disclosed in writing by the Borrower to the Banks by virtue of any information provided pursuant to Section 5.01 of this Agreement) shall be true on and as of the date of such Borrowing.

  Each Borrowing hereunder shall be deemed to be a representation and warranty by the Borrower on the date of such Borrowing as to the facts specified in clauses (c),
  (d), (e) and (f) of this Section.

                                ARTICLE IV

                      REPRESENTATIONS AND WARRANTIES


         The Borrower represents and warrants that:

         SECTION 4.01. Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Maryland, and has all corporate powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, other than such licenses, authorizations, consents and approvals which, if not held or obtained by the Borrower, do not, in the aggregate, have a Material Adverse Effect.

         SECTION 4.02.  Corporate and Governmental
  Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the articles of incorporation or by-laws of the Borrower or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.

         SECTION 4.03.  Binding Effect.  This Agreement
  constitutes a valid and binding agreement of the Borrower and each Note, when executed and delivered in accordance with this Agreement, will constitute a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms.

         SECTION 4.04.  Financial Information.

         (a)  The consolidated statement of financial
  position and shareholders' equity of the Borrower and its Consolidated Subsidiaries as of December 31, 1993 and the related consolidated statements of operations and cash flows for the fiscal year then ended, reported on by Ernst & Young and set forth in the Borrower's 1993 Form 10-K, a copy of which has been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such fiscal year.

         (b)  The unaudited consolidated statement of
  financial position and shareholders' equity of the Borrower and its Consolidated Subsidiaries as of June 30, 1994 and the related unaudited consolidated statements of operations and cash flows for the six months then ended, set forth in the Borrower's Latest Form 10-Q, a copy of which has been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements referred to in subsection (a) of this Section, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such six month period (subject to normal year-end adjustments).

         (c) Except as disclosed in the Borrower's latest Form 10-Q or in any Form 8-K filed by the Borrower under the Securities Exchange Act of 1934 after the Borrower's latest Form 10-Q and provided to the Banks prior to the date of this Agreement, since December 31, 1993 there has been no material adverse change in the business, financial position, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.

         (d) A copy of a duly completed and signed Annual Statement or other similar report of or for each Insurance Company Subsidiary in the form filed with the governmental body, agency or official which regulates insurance companies in the jurisdiction in which such Insurance Company Subsidiary is domiciled for the year ended December 31, 1993 has been delivered to the Agent on behalf of each of the Banks and fairly presents, in accordance with statutory accounting principles, the information contained therein.

         (e)  A copy of a duly completed and signed
  Quarterly Statement or other similar report of or for United States Fidelity and Guaranty Company and Fidelity and Guaranty Life Insurance Company in the form filed with the governmental body, agency or official which regulates insurance companies in the jurisdiction in which such companies are respectively domiciled for the quarter ended June 30, 1994 has been delivered to the Agent on behalf of each of the Banks and fairly presents, in accordance with statutory accounting principles, the information contained therein.

         SECTION 4.05. Litigation. Subject to matters disclosed in the financial statements referred to in Section 4.04(a), there is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable expectation of an adverse decision which reasonably could be expected to have a Material Adverse Effect or which in any manner draws into question the validity of this Agreement or the Notes.

         SECTION 4.06.  Compliance with ERISA.  Each member
  of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan. No member of the ERISA Group has (i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which in either case would trigger the provisions of Section 412(n) or 401(a)(29) of the Internal Revenue Code (or any corresponding provisions of ERISA) or (iii) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA.

         SECTION 4.07. Environmental Matters. In the ordinary course of its business, the Borrower conducts an ongoing review of the effect of Environmental Laws on the business, operations and properties of the Borrower and its Subsidiaries, in the course of which it identifies and evaluates associated liabilities and costs (including, without limitation, any capital or operating expenditures required for clean-up or closure of properties presently or previously owned, any capital or operating expenditures required to achieve or maintain compliance with environmental protection standards imposed by law or as a condition of any license, permit or contract, any related constraints on operating activities, including any periodic or permanent shutdown of any facility or reduction in the level of or change in the nature of operations conducted thereat, any costs or liabilities in connection with off-site disposal of wastes or Hazardous Substances, and any actual or potential liabilities to third parties, including employees, and any related costs and expenses). On the basis of this review, the Borrower has reasonably concluded that such associated liabilities and costs, including the costs of compliance with Environmental Laws, are unlikely to have a Material Adverse Effect.

         SECTION 4.08.  Taxes.  The Borrower and its
  Subsidiaries have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any Subsidiary, other than any such assessments being contested in good faith by appropriate proceedings and for which any reserves required under generally accepted accounting principles have been established. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate in all material respects.

         SECTION 4.09.  Subsidiaries.  Each of the
  Borrower's corporate Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

         SECTION 4.10.  Not an Investment Company.  The
  Borrower is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

         SECTION 4.11. Full Disclosure. All information heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Borrower to the Agent or any Bank will be, true and accurate in all material respects on the date as of which such information is stated or certified. The Borrower has disclosed to the Banks in writing any and all facts which materially and adversely affect or may affect (to the extent the Borrower can now reasonably foresee), the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower to perform its obligations under this Agreement.


                                 ARTICLE V

                                 COVENANTS

         The Borrower agrees that, so long as any Bank has any Commitment hereunder or any amount payable under any Note remains unpaid:

         SECTION 5.01.  Information.  The Borrower will
  deliver to each of the Banks:

         (a) as soon as available and in any event within 95 days after the end of each fiscal year of the Borrower, a consolidated statement of financial position and shareholders' equity of the Borrower and its Consolidated Subsidiaries as of the end of such fiscal year and the related consolidated statements of operations and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on in a manner acceptable to the Securities and Exchange Commission by Ernst & Young or other independent public accountants of nationally recognized standing;

         (b) as soon as available and in any event within 60 days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated statement of financial position and shareholders' equity of the Borrower and its Consolidated Subsidiaries as of the end of such quarter and the related consolidated statements of operations and cash flows for such quarter and for the portion of the Borrower's fiscal year ended at the end of such quarter, setting forth in the case of such consolidated statements of operations and cash flows in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation, generally accepted accounting principles and consistency by the chief financial officer or the chief accounting officer of the Borrower;

         (c) simultaneously with the delivery of each set of financial statements referred to in clauses (a) and
    (b) above, an Officer's Certificate (i) setting forth in reasonable detail the calculations required to establish whether the Borrower was in compliance with the requirements of Sections 5.09 and 5.10 on the date of such financial statements and (ii) stating whether any Default exists on the date of such certificate and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

         (d) simultaneously with the delivery of each set of financial statements referred to in clause (a) above, a statement of the firm of independent public accountants which reported on such statements (i) whether anything has come to their attention in the course of their examination of the financial statements of the Borrower and its Subsidiaries to cause them to believe that any Default existed on the date of such statements and (ii) confirming the calculations set forth in the officer's certificate delivered simultaneously therewith pursuant to clause (c) above;

         (e) within five days after any officer of the Borrower obtains knowledge of any Default, if such Default is then continuing, an Officer's Certificate setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

         (f) within 120 days after the end of each fiscal year of each Insurance Company Subsidiary, a copy of a duly completed and signed Annual Statement (or any successor form thereto) required to be filed by such Insurance Company Subsidiary with the governmental body, agency or official which regulates insurance companies in the jurisdiction in which such Insurance
    Company Subsidiary is domiciled, in the form submitted to such governmental body, agency or official;

         (g) within 60 days after the end of the second fiscal quarter of United States Fidelity and Guaranty
    Company and Fidelity and Guaranty Life Insurance
    Company, respectively, a copy of a duly completed and signed Quarterly Statement (or any successor form thereto) required to be filed by each such company with the governmental body, agency or official which regulates insurance companies in the jurisdiction in which such company is domiciled, in the form submitted to such governmental body, agency or official;

         (h) promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

         (i) promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K
    (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;

         (j) if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan, other than a reportable event for which 30-day notice to the PBGC has been waived, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title
    IV of ERISA of an intent to terminate, impose liability
    (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code, a copy of such application;
    (v) gives notice of intent to terminate any Plan under
    Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; (vi) gives notice of withdrawal from any Plan pursuant to Section
    4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or in respect of any Benefit
    Arrangement or makes any amendment to any Plan or Benefit Arrangement which in either case would trigger the provisions of Section 412(n) or 401(a)(29) of the Internal Revenue Code (or any corresponding provisions of ERISA), a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA
    Group is required or proposes to take; and

         (k) from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Agent, at the request of any Bank, may reasonably request.

         SECTION 5.02.  Payment of Obligations.  The
  Borrower will pay and discharge, and will cause each Subsidiary (other than an Excluded Subsidiary) to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings, and will maintain, and will cause each Subsidiary to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

         SECTION 5.03.  Maintenance of Property; Insurance.
  (a) The Borrower will keep, and will cause each Subsidiary to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear excepted.

         (b) The Borrower will maintain or cause to be maintained with financially sound and reputable insurers or through self-insurance programs appropriate to the type and amount of the risk insured, insurance with respect to its properties and business, and the properties and business of its Subsidiaries, against loss or damage of the kinds customarily insured against by reputable companies in the same or similar businesses, such insurance to be of such types and in such amounts (with such deductible amounts) as is customary for such companies under similar circumstances. The Borrower will furnish to the Banks, upon request from the Agent, information presented in reasonable detail as to the insurance so carried.

         SECTION 5.04.  Conduct of Business and Maintenance
  of Existence. The Borrower will continue, and will cause each Subsidiary (other than any Excluded Subsidiary) to continue, to engage in all material respects in business of the same general type as now conducted by the Borrower and its Subsidiaries, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary (other than any Excluded Subsidiary) to preserve, renew and keep in full force and effect, their respective corporate existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business, other than such corporate existences, rights, privileges and franchises which, if not preserved, renewed or kept in force, will not have, in the aggregate, a Material Adverse Effect.

         SECTION 5.05. Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where the necessity of compliance therewith is contested in good faith by appropriate proceedings or where the failure to comply with such laws, ordinances, rules, regulations and requirements will not, in the aggregate, have a Material Adverse Effect.

         SECTION 5.06.  Negative Pledge.  Neither the
  Borrower nor any Subsidiary will create, assume or suffer to exist any Lien on any asset now owned or hereafter acquired by it, except:

         (a) Liens existing on the date of this Agreement securing Debt outstanding on the date of this Agreement in an aggregate principal or face amount not exceeding
    $100,000,000 and identified on Schedule I hereto;

         (b)  any Lien existing on any asset of any
    corporation at the time such corporation becomes a Subsidiary and not created in contemplation of such event;

         (c) any Lien on any asset securing Debt incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that such Lien attaches to such asset concurrently with or within 90 days after the acquisition thereof;

         (d) any Lien on any asset of any corporation existing at the time such corporation is merged or consolidated with or into the Borrower or a Subsidiary and not created in contemplation of such event;

         (e) any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Subsidiary and not created in contemplation of such acquisition;

         (f) any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses or clause (j) below of this Section, provided that such Debt is not increased and is not secured by any additional assets;

         (g) Liens arising in the ordinary course of its business (including Liens arising in the ordinary course of its insurance business) which (i) do not secure Debt or Derivatives Obligations, (ii) do not secure any obligation (except obligations arising in the ordinary course of its insurance business) in an amount exceeding $50,000,000 and (iii) do not in the aggregate materially detract from or impair the use or value of the asset or assets subject thereto in the operation of its business;

         (h)  Liens on cash and cash equivalents securing
    Derivatives Obligations, provided that the aggregate amount of cash and cash equivalents subject to such Liens may at no time exceed $25,000,000;

         (i)  Liens securing obligations of the type
    referred to in clause (vii) of the definition of Debt as long as such Liens arise in the ordinary course of the Borrower's or the Subsidiary's, as the case may be, business and such Liens are in amounts and otherwise are on terms consistent with then existing practices in the repurchase business;

         (j)  Liens securing Non-Recourse Debt (including
    Non-Recourse Debt constituting Debt (other than Non-
    Recourse Debt) as provided in the proviso to the definition of Non-Recourse Debt);

         (k)  Liens on securities or cash of any Insurance
    Company Subsidiary which secure its obligations as a reinsurer (as opposed to a ceding insurance company) under reinsurance contracts entered into with Persons which are licensed or authorized to do an insurance business in any jurisdiction; and

         (l)  Liens not otherwise permitted by the
    foregoing clauses of this Section securing Debt in an aggregate principal or face amount at any date not to exceed 5% of Adjusted Consolidated Tangible Net Worth.

         SECTION 5.07.  Consolidations, Mergers and Sales
  of Assets; Ownership by USF&G Corporation. The Borrower will not (i) consolidate or merge with or into any other Person, other than a merger in which the Borrower is the surviving corporation or a merger solely for the purpose of reincorporating the Borrower in another jurisdiction, in each case provided no Default shall exist at, or immediately after, such merger, or (ii) sell, lease or otherwise transfer, directly or indirectly, all or substantially all of the assets of the Borrower and its Subsidiaries, taken as a whole, to any other Person. The Borrower will at all times own all of the outstanding voting securities of United States Fidelity and Guaranty Company.

         SECTION 5.08.  Use of Proceeds.  The proceeds of
  the Loans made under this Agreement will be used by the Borrower for general corporate purposes. None of such proceeds will be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of buying or carrying any "margin stock" within the meaning of Regulation U.

         SECTION 5.09.  Ratio of Debt to Adjusted
  Consolidated Tangible Net Worth.  The aggregate amount of
  Debt (other than Non-Recourse Debt) of the Borrower and its Subsidiaries shall at no time exceed 55% of Adjusted
  Consolidated Tangible Net Worth.

         SECTION 5.10. Minimum Consolidated Tangible Net Worth. Adjusted Consolidated Tangible Net Worth will at no time be less than the sum of (i) $1,050,000,000 plus (ii) 50% of the consolidated net income of the Borrower and its Consolidated Subsidiaries for the period commencing on July 1, 1994 and ending at the end of the Borrower's then most recent fiscal quarter (treated for this purpose as a single accounting period). For purposes of this Section, if consolidated net income of the Borrower and its Consolidated Subsidiaries for any period shall be less than zero, the amount calculated pursuant to clause (ii) above for such period shall be zero.

         SECTION 5.11. Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, pay any funds to or for the account of, make any investment (whether by acquisition of stock or indebtedness, by loan, advance, transfer of property, guarantee or other agreement to pay, purchase or service, directly or indirectly, any Debt, or otherwise) in, lease, sell, transfer or otherwise dispose of any assets, tangible or intangible, to, or participate in, or effect any transaction in connection with any joint enterprise or other joint arrangement with, any Affiliate unless such payment, investment, lease, sale, transfer, disposition, participation or transaction is on terms and conditions at least as favorable to the Borrower or such Subsidiary as the terms and conditions which would apply in a similar transaction with a Person not an Affiliate; provided, however, that the foregoing provisions of this Section shall not prohibit the Borrower from declaring or paying any lawful dividend or distribution so long as, after giving effect thereto, no Default shall have occurred and be continuing.


                                ARTICLE VI

                                 DEFAULTS


         SECTION 6.01.  Events of Default.  If one or more
  of the following events ("Events of Default") shall have occurred and be continuing:

         (a) the Borrower shall fail to pay when due any principal of any Loan or shall fail to pay within five days of the due date thereof any interest on any Loan or any fees or any other amount (other than the principal of any Loan) payable hereunder;

         (b) the Borrower shall fail to observe or perform any covenant contained in Sections 5.06 to 5.11, inclusive;

         (c) the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement
    (other than those covered by clause (a) or (b) above) for 30 days after notice thereof has been given to the Borrower by the Agent at the request of any Bank;

         (d) any representation, warranty, certification or statement made by the Borrower in this Agreement or in any certificate, financial statement or other document delivered pursuant to this Agreement shall prove to have been incorrect in any material respect when made (or deemed made);

         (e) the Borrower or any Subsidiary shall fail to make any payment owed by it in respect of any Material
    Financial Obligations when due or within any applicable grace period;

         (f) any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or enables (or, with the giving of notice or lapse of time or both, would enable) the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;

         (g) the Borrower or any Subsidiary (other than an Excluded Subsidiary) shall commence a voluntary case or other proceeding seeking rehabilitation, dissolution, conservation, liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, rehabilitator, dissolver, conservator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

         (h) an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary
    (other than an Excluded Subsidiary) seeking rehabilitation, dissolution, conservation, liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, rehabilitator, dissolver, conservator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary (other than an Excluded Subsidiary) under the federal bankruptcy laws as now or hereafter in effect; or any governmental body, agency or official shall apply for, or commence a case or other proceeding to seek, an order for the rehabilitation, conservation, dissolution or other liquidation of the Borrower or any Subsidiary
    (other than an Excluded Subsidiary) or of the assets or any substantial part thereof of the Borrower or any such Subsidiary or any other similar remedy;

         (i) any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $5,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Material Plan must be terminated;
    or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section
    4219(c)(5) of ERISA, with respect to, one or more
    Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $5,000,000;

         (j)  enforceable judgments or orders for the
    payment of money in excess of $10,000,000 in the aggregate shall be rendered and entered against the Borrower or any Subsidiary (other than an Excluded
    Subsidiary) and such judgments or orders shall continue unsatisfied and unstayed for a period of 30 days; or

         (k) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange
    Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said
    Act) of 30% or more of the outstanding shares of common stock of the Borrower; or, during any period of twelve consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower;

  then, and in every such event, the Agent shall (i) if requested by Banks having more than 50% in aggregate amount of the Commitments, by notice to the Borrower terminate the Commitments and they shall thereupon terminate, and (ii) if requested by Banks holding Notes evidencing more than 50% in aggregate principal amount of the Loans, by notice to the Borrower declare the Notes (together with accrued interest thereon) to be, and the Notes shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that, in the case of any of the Events of Default specified in clause (g) or (h) above with respect to the Borrower, without any notice to the Borrower or any other act by the Agent or the Banks, the Commitments shall thereupon terminate and the Notes (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

         SECTION 6.02.  Notice of Default.  The Agent shall
  give notice to the Borrower under Section 6.01(c) promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.


                                ARTICLE VII

                                 THE AGENT


         SECTION 7.01.  Appointment and Authorization.
  Each Bank irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto.

         SECTION 7.02.  Agent and Affiliates.  Morgan
  Guaranty Trust Company of New York shall have the same rights and powers under this Agreement as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent, and Morgan Guaranty Trust Company of New York and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with the Borrower or any Subsidiary or affiliate of the Borrower as if it were not the Agent hereunder.

         SECTION 7.03.  Action by Agent.  The obligations
  of the Agent hereunder are only those expressly set forth herein. Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default, except as expressly provided in
  Article VI.

         SECTION 7.04.  Consultation with Experts.  The
  Agent may consult with legal counsel (who may be counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

         SECTION 7.05.  Liability of Agent.  Neither the
  Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith
  (i) with the consent or at the request of the Required Banks or (ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any statement, warranty or representation made in connection with this Agreement or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of the Borrower; (iii) the satisfaction of any condition specified in Article III, except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of this Agreement, the Notes or any other instrument or writing furnished in connection herewith. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex, facsimile transmission or similar writing) believed by it to be genuine or to be signed by the proper party or parties.

         SECTION 7.06. Indemnification. Each Bank shall, ratably in accordance with its Commitment, indemnify the Agent, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any cost, expense (including counsel fees and disbursements), claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct) that such indemnitees may suffer or incur in connection with this Agreement or any action taken or omitted by such indemnitees hereunder.

         SECTION 7.07.  Credit Decision.  Each Bank
  acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.

         SECTION 7.08.  Successor Agent.  The Agent may
  resign at any time by giving notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent gives notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.

         SECTION 7.09.  Agent's Fee.  The Borrower shall
  pay to the Agent for its own account fees in the amounts and at the times previously agreed upon between the Borrower and the Agent.


                               ARTICLE VIII

                          CHANGE IN CIRCUMSTANCES


         SECTION 8.01.  Basis for Determining Interest Rate
  Inadequate or Unfair. If on or prior to the first day of any Interest Period for any Fixed Rate Borrowing:

         (a) the Agent is advised by the Reference Banks that deposits in dollars (in the applicable amounts) are not being offered to the Reference Banks in the relevant market for such Interest Period, or

         (b) in the case of a Committed Borrowing, Banks having 50% or more of the aggregate amount of the Commitments advise the Agent that the Adjusted CD Rate or the Adjusted London Interbank Offered Rate, as the case may be, as determined by the Agent will not adequately and fairly reflect the cost to such Banks of funding their CD Loans or Euro-Dollar Loans, as the case may be, for such Interest Period, the Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, the obligations of the Banks to make CD Loans or Euro-Dollar Loans, as the case may be, shall be suspended. Unless the Borrower notifies the Agent at least two Domestic Business Days before the date of any Fixed Rate Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, (i) if such Fixed Rate Borrowing is a Committed Borrowing, such Borrowing shall instead be made as a Base Rate Borrowing and (ii) if such Fixed Rate Borrowing is a Money Market LIBOR Borrowing, the Money Market LIBOR Loans comprising such Borrowing shall bear interest for each day from and including the first day to but excluding the last day of the Interest Period applicable thereto at the Base Rate for such day.

         SECTION 8.02.  Illegality.  If, on or after the
  date of this Agreement, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Euro-Dollar Lending Office) with any request or directive after the date of this Agreement (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its Euro-Dollar Lending Office) to make, maintain or fund its Euro-Dollar Loans and such Bank shall so notify the Agent, the Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make Euro-Dollar Loans shall be suspended. Before giving any notice to the Agent pursuant to this Section, such Bank shall designate a different Euro-Dollar Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such Bank shall determine in good faith that it may not lawfully continue to maintain and fund any of its outstanding Euro-Dollar Loans to maturity and shall so specify in such notice, the Borrower shall immediately prepay in full the then outstanding principal amount of each such Euro-Dollar Loan, together with accrued interest thereon. Concurrently with prepaying each such Euro-Dollar Loan, the Borrower shall borrow a Base Rate Loan in an equal principal amount from such Bank (on which interest and principal shall be payable contemporaneously with the related Euro-Dollar Loans of the other Banks), and such Bank shall make such a Base Rate Loan.

         SECTION 8.03.  Increased Cost and Reduced Return.
  (a) If on or after (x) the date hereof, in the case of any Committed Loan or any obligation to make Committed Loans or
  (y) the date of the related Money Market Quote, in the case of any Money Market Loan, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive after such date (whether or not having the force of law) of any such authority, central bank or comparable agency shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding (i) with respect to any CD Loan any such requirement included in an applicable Domestic Reserve Percentage and (ii) with respect to any Euro-Dollar Loan any such requirement included in an applicable Euro-Dollar Reserve Percentage), special deposit, insurance assessment (excluding, with respect to any CD Loan, any such requirement reflected in an applicable Assessment Rate) or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the United States market for certificates of deposit or the London interbank market any other condition affecting its Fixed Rate Loans, its Note or its obligation to make Fixed Rate Loans and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Fixed Rate Loan, or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note with respect thereto, by an amount deemed by such Bank to be material, then, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.

         (b) If any Bank shall have determined in good faith that, after the date hereof, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change in any such law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive after the date hereof regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.

         (c) Each Bank will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall, if submitted in good faith, be conclusive in the absence of manifest error; provided that any certificate delivered pursuant to this
  Section 8.03(c) shall (i) in the case of a certificate in respect of amounts payable pursuant to Section 8.03(a), set forth in reasonable detail the basis for and the calculation of such amounts, and (ii) in the case of a certificate in respect of amounts payable pursuant to Section 8.03(b), set forth at least the same amount of detail in respect of the calculation of such amounts as such Bank provides in similar circumstances to other similarly situated borrowers and also include a statement by such Bank that it has allocated to its Commitment or outstanding Loans no greater than a substantially proportionate amount of any reduction of the rate of return on such Bank's capital due to the matters described in Section 8.03(b) as it has allocated to each of its other commitments to lend or any outstanding loans to similarly situated borrowers that are affected similarly by such adoption or change. Subject to the foregoing, in determining such amount, such Bank may use any reasonable averaging and attribution methods.

         SECTION 8.04.  Taxes.  (a)  For purposes of this
  Section 8.04, the following terms have the following meanings:

         "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings with respect to any payment by the Borrower pursuant to this Agreement or under any Note, and all liabilities with respect thereto, excluding (i) in the case of each Bank and the Agent, taxes imposed on its income, and franchise or similar taxes imposed on it, by a jurisdiction under the laws of which such Bank or the Agent (as the case may be) is organized or in which its principal executive office is located or, in the case of each Bank, in which its Applicable Lending Office is located, or, in the case of the Agent and each Bank, such taxes which would not have been imposed on the Agent or such Bank but for any present or former connection between the Agent or such Bank and the jurisdiction imposing such tax (other than any such connection arising from the Agent or the Bank having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or the Notes) and (ii) in the case of each Bank, any United States withholding tax imposed on such payments but only to the extent that such Bank (a) is subject to United States withholding tax at the time such Bank first becomes a party to this Agreement or (b) subsequently becomes subject to United States withholding tax solely by reason of the change of its Applicable Lending Office by such Bank.

         "Other Taxes" means any present or future stamp or documentary taxes and any other excise or property taxes, or similar charges or levies (other than franchise taxes or taxes imposed on the net income of a Bank or the Agent), which arise from any payment made pursuant to this Agreement or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note.

         (b) Any and all payments by the Borrower to or for the account of any Bank or the Agent hereunder or under any Note shall be made without deduction for any Taxes or Other Taxes; provided that, if the Borrower shall be required by law to deduct any Taxes or Other Taxes from any such payments, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 8.04) such Bank or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and
  (iv) the Borrower shall furnish to the Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt evidencing payment thereof.

         (c) The Borrower agrees to indemnify each Bank and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section 8.04) paid by such Bank or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be paid within 15 days after such Bank or the Agent (as the case may be) makes demand therefor.

         (d)  Each Bank organized under the laws of a
  jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Bank listed on the signature pages hereof and on or prior to the date on which it becomes a Bank in the case of each other Bank, and from time to time thereafter if requested in writing by the Borrower (but only so long as such Bank remains lawfully able to do so), shall provide the Borrower with Internal Revenue Service form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Bank is entitled to benefits under an income tax treaty to which the United States is a party which exempts the Bank from United States withholding tax or reduces the rate of withholding tax on payments of interest for the account of such Bank or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States.

         (e) For any period with respect to which a Bank has failed to provide the Borrower with the appropriate form pursuant to Section 8.04(d) (unless such failure is due to a change in treaty, law or regulation occurring subsequent to the date on which such form originally was required to be provided), such Bank shall not be entitled to indemnification under Section 8.04(b) or (c) with respect to Taxes imposed by the United States; provided that if a Bank, which is otherwise exempt from or subject to a reduced rate of withholding tax, becomes subject to Taxes because of its failure to deliver a form required hereunder, the Borrower shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.

         (f) If the Borrower is required to pay additional amounts to or for the account of any Bank pursuant to this
  Section 8.04, then such Bank will change the jurisdiction of its Applicable Lending Office if, in the judgment of such Bank, such change (i) will eliminate or reduce any such additional payment which may thereafter accrue and (ii) is not otherwise disadvantageous to such Bank.

         SECTION 8.05. Base Rate Loans Substituted for Affected Fixed Rate Loans. If (i) the obligation of any Bank to make Euro-Dollar Loans has been suspended pursuant to Section 8.02 or (ii) any Bank has demanded compensation under Section 8.03 or 8.04 with respect to its CD Loans or Euro-Dollar Loans and the Borrower shall, by at least five Euro-Dollar Business Days' prior notice to such Bank through the Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer exist:

         (a) all Loans which would otherwise be made by such Bank as CD Loans or Euro-Dollar Loans, as the case may be, shall be made instead as Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related Fixed Rate Loans of the other Banks), and

         (b)  after each of its CD Loans or Euro-Dollar
    Loans, as the case may be, has been repaid, all payments of principal which would otherwise be applied to repay such Fixed Rate Loans shall be applied to repay its Base Rate Loans instead.


                                ARTICLE IX

                               MISCELLANEOUS

         SECTION 9.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Agent, at its address, facsimile number or telex number set forth on the signature pages hereof, (y) in the case of any Bank, at its address, facsimile number or telex number set forth in its Administrative Questionnaire or (z) in the case of any party, such other address, facsimile number or telex number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by telex, when such telex is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (iii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iv) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Agent under
  Article II or Article VIII shall not be effective until received.

         SECTION 9.02. No Waivers. No failure or delay by the Agent or any Bank in exercising any right, power or privilege hereunder or under any Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

         SECTION 9.03. Expenses; Indemnification. (a) The Borrower shall pay (i) all out-of-pocket expenses of the Agent, including the reasonable fees and disbursements of special counsel for the Agent, in connection with the preparation and administration of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and (ii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Agent and each Bank, including (without duplication) the reasonable fees and disbursements of outside counsel in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom.

         (b) The Borrower agrees to indemnify the Agent and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of this Agreement or any actual or proposed use of proceeds of Loans hereunder; provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction and provided, further, that no Bank shall have the right to be indemnified hereunder in any such proceeding wherein the parties thereto are only such Bank and any other Person to whom such Bank shall have granted a participation in, or assigned all or a proportionate part of, its Commitment or its Loans or Notes or its rights or obligations hereunder or under its Notes.

         SECTION 9.04.  Sharing of Set-Offs.  Each Bank
  agrees that if it shall, by exercising any right of set-off or counterclaim or otherwise, receive payment of a proportion of the aggregate amount of principal and interest due with respect to any Note held by it which is greater than the proportion received by any other Bank in respect of the aggregate amount of principal and interest due with respect to any Note held by such other Bank, the Bank receiving such proportionately greater payment shall purchase such participations in the Notes held by the other Banks, and such other adjustments shall be made, as may be required so that all such payments of principal and interest with respect to the Notes held by the Banks shall be shared by the Banks pro rata; provided that nothing in this Section shall impair the right of any Bank to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower other than its indebtedness hereunder. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Note, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower in the amount of such participation.

         SECTION 9.05.  Amendments and Waivers.  Any
  provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Agent are affected thereby, by the Agent); provided that no such amendment or waiver shall, unless signed by all the Banks, (i) increase or decrease the Commitment of any Bank (except for a ratable decrease in the Commitments of all Banks) or subject any Bank to any additional obligation, (ii) reduce the principal of or rate of interest on any Loan or any fees hereunder, except as provided below, (iii) postpone the date fixed for any payment of principal of or interest on any Loan or any fees hereunder or for any reduction or termination of any Commitment and (iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement.

         SECTION 9.06. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Banks.

         (b) Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Commitment or any or all of its Loans. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.
  Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in clause (i), (ii) or (iii) of Section
  9.05 without the consent of the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

         (c) Any Bank may at any time assign to one or more banks or other financial institutions (each an "Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $10,000,000, and provided that after giving effect thereto the Commitment of the assigning Bank is equivalent to an initial Commitment of not less than $10,000,000) of all, of its rights and obligations under this Agreement and the Notes, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit H hereto executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower, which shall not be unreasonably withheld, and the Agent; provided that if an Assignee is an affiliate of such transferor Bank or was a Bank immediately prior to such assignment, no such consent shall be required; and provided further that such assignment may, but need not, include rights of the transferor Bank in respect of outstanding Money Market Loans. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $2,500. If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section 8.04.

         (d) Any Bank may at any time assign all or any portion of its rights under this Agreement and its Note to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.

         (e) No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section 8.03 or 8.04 than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section 8.02, 8.03 or 8.04 requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.

         SECTION 9.07. Collateral. Each of the Banks represents to the Agent and each of the other Banks that it in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

         SECTION 9.08.  Governing Law; Submission to
  Jurisdiction. This Agreement and each Note shall be governed by and construed in accordance with the laws of the State of New York. The Borrower hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York State court sitting in New York City for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

         SECTION 9.09.  Counterparts; Integration;
  Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof. This Agreement shall become effective upon receipt by the Agent of counterparts hereof signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Agent in form satisfactory to it of telegraphic, telex, facsimile or other written confirmation from such party of execution of a counterpart hereof by such party).

         SECTION 9.10.  WAIVER OF JURY TRIAL.  EACH OF THE
  BORROWER, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES
  ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING
  ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE
  TRANSACTIONS CONTEMPLATED HEREBY.

         SECTION 9.11. Existing Agreement. Each Bank which is a party hereto and to the Existing Agreement hereby waives the notice required to be given pursuant to Section
  9.03 thereof in order to terminate the "Commitments" (as defined therein).

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                          USF&G CORPORATION



                          By  DAN L. HALE
                            Title:
                          100 Light Street
                          Baltimore, MD  21202
                          Facsimile number: (410) 234-2056



  Commitments


  $40,000,000             MORGAN GUARANTY TRUST COMPANY
                            OF NEW YORK



                          By___________________________
                             Title:



  $35,000,000             THE BANK OF NEW YORK



                          By___________________________
                            Title:



  $35,000,000             DEUTSCHE BANK AG, NEW YORK BRANCH
                            AND/OR CAYMAN ISLAND BRANCHES


                          By___________________________
                            Title:



  $35,000,000             FIRST INTERSTATE BANK OF
                            CALIFORNIA



                          By___________________________
                            Title:



  $30,000,000             MELLON BANK, N.A.



                          By___________________________
                            Title:



  $25,000,000             ABN AMRO BANK N.V.,
                            NEW YORK BRANCH



                          By___________________________
                            Title:


                          By___________________________
                            Title:



  $25,000,000             CIBC INC.



                          By___________________________
                            Title:



  $25,000,000             CREDIT LYONNAIS NEW YORK BRANCH



                          By___________________________
                            Title:



  $25,000,000             FIRST NATIONAL BANK OF MARYLAND



                          By___________________________
                            Title:



  $25,000,000             NATIONSBANK, N.A.



                          By___________________________
                            Title:




  $20,000,000             CREDIT SUISSE



                          By___________________________
                            Title:



  $20,000,000             SWISS BANK CORPORATION



                          By___________________________
                            Title:



  $15,000,000             THE CHASE MANHATTAN BANK N.A.



                          By___________________________
                            Title:



  $15,000,000             THE FUJI BANK, LIMITED,
                            NEW YORK BRANCH



                          By___________________________
                            Title:



  $15,000,000             MERCANTILE-SAFE DEPOSIT &
                            TRUST COMPANY



                          By___________________________
                            Title:



  $15,000,000             SIGNET BANK/MARYLAND



                          By___________________________
                            Title:




  _________________

  Total Commitments

  $400,000,000
  =================


                          MORGAN GUARANTY TRUST COMPANY
                            OF NEW YORK, as Agent



                          By___________________________
                            Title:
                          60 Wall Street
                          New York, New York  10260-0060
                          Attention:  Patricia Merritt
                          Telex number: 177615
                          Facsimile number: (212) 648-5249



                             PRICING SCHEDULE


         The "Euro-Dollar Margin", "Base Rate Margin", "CD
  Margin", and "Facility Fee Rate" for any day are the respective percentages set forth below in the applicable row under the column corresponding to the Status that exists on such day:




               Euro-Dollar
   Status      Margin
Level I        0.35%
Level II       0.35%
Level III      0.40%
Level IV       0.55%
Level V        1.375%


               Base Rate
               Margin
  Level I      0.0%
  Level II     0.0%
  Level III    0.0%
  Level IV     0.0%
  Level V      1.00%


               CD Margin

  Level I      0.475%
  Level II     0.475%
  Level III    0.525%
  Level IV     0.675%
  Level V      1.50%


               Facility Fee
               Rate
  Level I      0.20%
  Level II     0.25%
  Level III    0.25%
  Level IV     0.45%
  Level V      0.625%




         For purposes of this Schedule, the following terms have the following meanings:

         "Level I Status" exists at any date if, at such date, the Borrower's long-term debt is rated BBB or higher by S&P and Baa2 or higher by Moody's.

         "Level II Status" exists at any date if, at such date, (i) the Borrower's long-term debt is rated BBB- or higher by S&P and Baa3 or higher by Moody's and (ii) Level I
  Status does not exist.

         "Level III Status" exists at any date if, at such date, (i) the Borrower's long-term debt is rated BBB- or higher by S&P or Baa3 or higher by Moody's and (ii) neither
  Level I Status nor Level II Status exists.

         "Level IV Status" exists at any date if, at such date, (i) the Borrower's long-term debt is rated BB or higher by S&P and Ba2 or higher by Moody's and (ii) none of Level I Status, Level II Status and Level III Status exists.

         "Level V Status" exists at any date if, at such date, no other Status exists.

         "Moody's" means Moody's Investors Service, Inc.

         "S&P" means Standard & Poor's Ratings Group.

         "Status" refers to the determination of which of Level I Status, Level II Status, Level III Status, Level IV
  Status or Level V Status exists at any date.

         The credit ratings to be utilized for purposes of this Schedule are those assigned to the senior unsecured long-term debt securities of the Borrower without third-party credit enhancement (the "Long-Term Securities"), and any rating assigned to any other debt security of the Borrower shall be disregarded. The rating in effect at any date is that in effect at the close of business on such date. For purposes of determining Status: (i) if at any date the rating of the Long-Term Securities by Moody's shall be higher or lower than the comparable rating by S&P by one rating level (it being understood that for these purposes an S&P rating of A+ is comparable to a Moody's rating of A1, an S&P rating of A is comparable to a Moody's rating of A2, and so forth), then the rating of the Long-Term Securities by each of Moody's and S&P shall be deemed to be the higher of the two ratings; and (ii) if at any date the rating of the Long-Term Securities by Moody's shall be higher or lower than the comparable rating by S&P by two or more rating levels (it being understood that for these purposes an S&P rating of A+ is comparable to a Moody's rating of A1, an S&P rating of A is comparable to a Moody's rating of A2, and so forth), then the rating of the Long-Term Securities by each of Moody's and S&P shall be deemed to be the comparable S&P and Moody's ratings at the midpoint between the two actual ratings, or, if there shall be no rating at the midpoint, the next higher rating from the midpoint between the two actual ratings. For example, if the Long-Term Securities are rated BBB by S&P and Ba1 by Moody's, the Long-Term Securities shall be deemed to be rated BBB- by S&P and Baa3 by Moody's; and if the Long-Term Securities are rated BBB+ by S&P and Ba1 by Moody's, the Long-Term Securities shall be deemed to be rated BBB by S&P and Baa2 by Moody's.


                     SCHEDULE I

  The following amounts of debt are outstanding and such debt is secured by various liens:


  Amount               Transaction

$13,000,000            Chancellor Capital Holdings
 10,995,000            Norwest
  1,445,000            Oklahoma Mortgage
  7,585,000            Orangewood
  6,685,000            Northmark
  4,979,000            Breezewood Mews
    460,000            Charleston
  9,800,000            Laurel Village
 45,000,000            Others

 Certain of the foregoing items included in this Schedule I may also be permitted under other provisions of Section 5.06.



                                                EXHIBIT A



                                   NOTE


                                      New York, New York
                                                  , 19

         For value received, USF&G CORPORATION, a Maryland corporation (the "Borrower"), promises to pay to the order
  of                                 (the "Bank"), for the
  account of its Applicable Lending Office, the unpaid principal amount of each Loan made by the Bank to the Borrower pursuant to the Credit Agreement referred to below on the last day of the Interest Period relating to such Loan. The Borrower promises to pay interest on the unpaid principal amount of each such Loan on the dates and at the rate or rates provided for in the Credit Agreement. All such payments of principal and interest shall be made in lawful money of the United States in Federal or other immediately available funds at the office of Morgan Guaranty Trust Company of New York, 60 Wall Street, New York, New York.

         All Loans made by the Bank, the respective types and maturities thereof and all repayments of the principal thereof shall be recorded by the Bank and, if the Bank so elects in connection with any transfer or enforcement hereof, appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding may be endorsed by the Bank on the schedule attached hereto, or on a continuation of such schedule attached to and made a part hereof; provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Credit Agreement.

         This note is one of the Notes referred to in the Credit Agreement dated as of September 30, 1994 among the Borrower, the banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent (as the same may be amended from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement are used herein with the same meanings. Reference is made to the Credit Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.


                             USF&G CORPORATION



                             By________________________
                                Title:


                               Note (cont'd)


                      LOANS AND PAYMENTS OF PRINCIPAL



_________________________________________________________________________

                                  Amount of
            Amount of   Type of   Principal    Maturity   Notation
   Date        Loan       Loan      Repaid        Date     Made By
_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

_________________________________________________________________________

                                               EXHIBIT B



                    Form of Money Market Quote Request




                                      [Date]




  To:         Morgan Guaranty Trust Company of New York
           (the "Agent")

  From:  USF&G Corporation

  Re: Credit Agreement (the "Credit Agreement") dated as of September 30, 1994 among the Borrower, the Banks listed on the signature pages thereof and the Agent


         We hereby give notice pursuant to Section 2.03 of the Credit Agreement that we request Money Market Quotes for the following proposed Money Market Borrowing(s):


  Date of Borrowing:  __________________

  Principal Amount              Interest Period

  $


         Such Money Market Quotes should offer a Money
  Market [Margin] [Absolute Rate]. [The applicable base rate is the London Interbank Offered Rate.]

         Terms used herein have the meanings assigned to them in the Credit Agreement.


                             USF&G CORPORATION



                             By________________________
                                Title:


                                            EXHIBIT C



                Form of Invitation for Money Market Quotes




  To:         [Name of Bank]

  Re:         Invitation for Money Market Quotes to
         USF&G Corporation (the "Borrower")


         Pursuant to Section 2.03 of the Credit Agreement dated as of September 30, 1994 among the Borrower, the Banks parties thereto and the undersigned, as Agent, we are pleased on behalf of the Borrower to invite you to submit
  Money Market Quotes to the Borrower for the following proposed Money Market Borrowing(s):


  Date of Borrowing:  __________________

  Principal Amount              Interest Period


  $


         Such Money Market Quotes should offer a Money
  Market [Margin] [Absolute Rate]. [The applicable base rate is the London Interbank Offered Rate.]

         Please respond to this invitation by no later than [2:00 P.M.] [9:30 A.M.] (New York City time) on [date].


                             MORGAN GUARANTY TRUST COMPANY
                               OF NEW YORK


                             By______________________
                                Authorized Officer

                                               EXHIBIT D



                        Form of Money Market Quote



  To:         Morgan Guaranty Trust Company of New York,
           as Agent

  Re:         Money Market Quote to USF&G Corporation
              (the "Borrower")


         In response to your invitation on behalf of the Borrower dated September 30, 1994, we hereby make the following Money Market Quote on the following terms:

  1.     Quoting Bank:  ________________________________

  2.     Person to contact at Quoting Bank:

    _____________________________

  3.     Date of Borrowing: ____________________*

  4. We hereby offer to make Money Market Loan(s) in the following principal amounts, for the following Interest
         Periods and at the following rates:

  Principal    Interest   Money Market
   Amount**    Period***      [Margin****] [Absolute Rate*****]

  $

  $


    [Provided, that the aggregate principal amount of Money
    Market Loans for which the above offers may be accepted shall not exceed $____________.]**


  __________

  * As specified in the related Invitation.
  ** Principal amount bid for each Interest Period may not exceed principal amount requested. Specify aggregate limitation if the sum of the individual offers exceeds the amount the Bank is willing to lend. Bids must be made for $5,000,000 or a larger multiple of $1,000,000.

           (notes continued on following page)


         We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement dated as of September 30, 1994 among the Borrower, the Banks listed on the signature pages thereof and yourselves, as Agent, irrevocably obligates us to make the Money Market Loan(s) for which any offer(s) are accepted, in whole or in part.


                             Very truly yours,

                             [NAME OF BANK]


  Dated:_______________     By:__________________________
                                Authorized Officer



  __________

  *** Not less than one month or not less than 7 days, as specified in the related Invitation. No more than five bids are permitted for each Interest Period.
  **** Margin over or under the London Interbank Offered Rate determined for the applicable Interest Period. Specify percentage (to the nearest 1/10,000 of 1%) and specify whether "PLUS" or "MINUS".
  ***** Specify rate of interest per annum (to the nearest
  1/10,000th of 1%).



                                            EXHIBIT E



                              OPINION OF THE
                      GENERAL COUNSEL OF THE BORROWER






  To the Banks and the Agent
    Referred to Below
  c/o Morgan Guaranty Trust Company
    of New York, as Agent
  60 Wall Street
  New York, New York  10260

  Dear Sirs:

         I am General Counsel for USF&G Corporation (the "Borrower") and have acted in such capacity in connection with the Credit Agreement (the "Credit Agreement") dated as of September 30, 1994 among the Borrower, the banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent. Terms defined in the Credit Agreement are used herein as therein defined. This opinion is being rendered to you at the request of my client pursuant to Section 3.01(b) of the Credit Agreement.

         I have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as I have deemed necessary or advisable for purposes of this opinion.

         Upon the basis of the foregoing, I am of the opinion that:

         1. The Borrower has all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, other than such licenses, authorizations, consents and approvals which, if not held or obtained by the Borrower, do not, in the aggregate, have a Material Adverse Effect.

         2. To the best of my knowledge after responsible inquiry, the execution, delivery and performance by the Borrower of the Credit Agreement and the Notes do not contravene, or constitute a default under, any provision of any material agreement, judgment, injunction, order, decree or other instrument binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any material Lien on any asset of the Borrower or any of its Subsidiaries.

         3. To the best of my knowledge after responsible inquiry, there is no action, suit or proceeding pending or threatened against or affecting the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official, in which there is a reasonable possibility of an adverse decision which could materially adversely affect the business, consolidated financial position or consolidated results of operations of the Borrower and its Consolidated Subsidiaries, considered as a whole or which in any manner draws into question the validity of the Credit Agreement or the Notes, except as may have been disclosed in the financial statements referred to in Section 4.04(a) of the Credit Agreement.

         4. Each of the Borrower's corporate Subsidiaries is a corporation validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, other than such licenses, authorizations, consents and approvals which, if not held or obtained by the Borrower, do not, in the aggregate, have a Material Adverse Effect.


                           Very truly yours,

                                                 EXHIBIT F




                                OPINION OF
                         COUNSEL FOR THE BORROWER






  To the Banks and the Agent
    Referred to Below
  c/o Morgan Guaranty Trust Company
    of New York, as Agent
  60 Wall Street
  New York, New York  10260

  Dear Sirs:

         We have acted as counsel for USF&G Corporation
  (the "Borrower") in connection with the Credit Agreement (the "Credit Agreement") dated as of September 30, 1994 among the Borrower, the banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent. Terms defined in the Credit Agreement are used herein as therein defined. This opinion is being rendered to you at the request of our client pursuant to Section 3.01(c) of the Credit Agreement.

         We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.

         Upon the basis of the foregoing, we are of the opinion that:

         1. The Borrower is a corporation validly existing and in good standing under the laws of Maryland, and has all corporate powers required to carry on its business as now conducted.

         2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by the Borrower by or in respect of, or filing by the Borrower with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower.

         3. The Credit Agreement constitutes a valid and binding agreement of the Borrower and each Note constitutes a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency or similar laws affecting creditors' rights generally and by general principles of equity (including public policy limitations on the indemnification provisions thereof).


                           Very truly yours,

                                                 EXHIBIT G




                                OPINION OF
                  DAVIS POLK & WARDWELL, SPECIAL COUNSEL
                                 FOR THE AGENT







  To the Banks and the Agent
    Referred to Below
  c/o Morgan Guaranty Trust Company
    of New York, as Agent
  60 Wall Street
  New York, New York  10260

  Dear Sirs:

         We have participated in the preparation of the Credit Agreement (the "Credit Agreement") dated as of September 30, 1994 among USF&G Corporation, a Maryland corporation (the "Borrower"), the banks listed on the signature pages thereof (the "Banks") and Morgan Guaranty Trust Company of New York, as Agent (the "Agent"), and have acted as special counsel for the Agent for the purpose of rendering this opinion pursuant to Section 3.01(d) of the Credit Agreement. Terms defined in the Credit Agreement are used herein as therein defined.

         We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.

         Upon the basis of the foregoing, we are of the opinion that the Credit Agreement constitutes a valid and binding agreement of the Borrower and each Note constitutes a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency or similar laws affecting creditors' rights generally and by general principles of equity.

         We are members of the Bar of the State of New York and the foregoing opinion is limited to the laws of the State of New York and the federal laws of the United States of America. In giving the foregoing opinion, we express no opinion as to the effect (if any) of any law of any jurisdiction (except the State of New York) in which any Bank is located which limits the rate of interest that such Bank may charge or collect. Insofar as the foregoing opinion involves matters governed by the laws of Maryland, we have relied, without independent investigation, upon the opinion of [counsel for the Borrower], a copy of which has been delivered to you.

         This opinion is rendered solely to you in connection with the above matter. This opinion may not be relied upon by you for any other purpose or relied upon by any other person without our prior written consent.

                             Very truly yours,

                                              EXHIBIT H



                    ASSIGNMENT AND ASSUMPTION AGREEMENT




         AGREEMENT dated as of _________, 19__ among [ASSIGNOR] (the "Assignor"), [ASSIGNEE] (the "Assignee"),
  [BORROWER] (the "Borrower") and MORGAN GUARANTY TRUST
  COMPANY OF NEW YORK, as Agent (the "Agent").


                            W I T N E S S E T H


         WHEREAS, this Assignment and Assumption Agreement (the "Agreement") relates to the Credit Agreement dated as of September 30, 1994 among the Borrower, the Assignor and the other Banks party thereto, as Banks, and the Agent (the "Credit Agreement");

         WHEREAS, as provided under the Credit Agreement, the Assignor has a Commitment to make Loans to the Borrower in an aggregate principal amount at any time outstanding not to exceed $__________;

         WHEREAS, Committed Loans made to the Borrower by the Assignor under the Credit Agreement in the aggregate principal amount of $__________ are outstanding at the date hereof; and

         WHEREAS, the Assignor proposes to assign to the Assignee all of the rights of the Assignor under the Credit Agreement in respect of a portion of its Commitment thereunder in an amount equal to $__________ (the "Assigned Amount"), together with a corresponding portion of its outstanding Committed Loans, and the Assignee proposes to accept assignment of such rights and assume the corresponding obligations from the Assignor on such terms;

         NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

         SECTION 1.  Definitions. All capitalized terms not
  otherwise defined herein shall have the respective meanings set forth in the Credit Agreement.

         SECTION 2.  Assignment.  The Assignor hereby
  assigns and sells to the Assignee all of the rights of the Assignor under the Credit Agreement to the extent of the Assigned Amount, and the Assignee hereby accepts such assignment from the Assignor and assumes all of the obligations of the Assignor under the Credit Agreement to the extent of the Assigned Amount, including the purchase from the Assignor of the corresponding portion of the principal amount of the Committed Loans made by the Assignor outstanding at the date hereof. Upon the execution and delivery hereof by the Assignor, the Assignee[, the Borrower and the Agent] and the payment of the amounts specified in
  Section 3 required to be paid on the date hereof (i) the Assignee shall, as of the date hereof, succeed to the rights and be obligated to perform the obligations of a Bank under the Credit Agreement with a Commitment in an amount equal to the Assigned Amount, and (ii) the Commitment of the Assignor shall, as of the date hereof, be reduced by a like amount and the Assignor released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the Assignee. The assignment provided for herein shall be without recourse to the Assignor.

         SECTION 3. Payments. As consideration for the assignment and sale contemplated in Section 2 hereof, the Assignee shall pay to the Assignor on the date hereof in Federal funds the amount heretofore agreed between them.
  It is understood that commitment and/or facility fees accrued to the date hereof are for the account of the Assignor and such fees accruing from and including the date hereof are for the account of the Assignee. Each of the Assignor and the Assignee hereby agrees that if it receives any amount under the Credit Agreement which is for the account of the other party hereto, it shall receive the same for the account of such other party to the extent of such other party's interest therein and shall promptly pay the same to such other party.

         [SECTION 4. Consent of the Borrower and the Agent. This Agreement is conditioned upon the consent of the Borrower and the Agent pursuant to Section 9.06(c) of the Credit Agreement. The execution of this Agreement by the Borrower and the Agent is evidence of this consent. Pursuant to Section 9.06(c) the Borrower agrees to execute and deliver a Note payable to the order of the Assignee to evidence the assignment and assumption provided for herein.]

         SECTION 5.  Non-Reliance on Assignor.  The
  Assignor makes no representation or warranty in connection with, and shall have no responsibility with respect to, the solvency, financial condition, or statements of the Borrower, or the validity and enforceability of the obligations of the Borrower in respect of the Credit Agreement or any Note. The Assignee acknowledges that it has, independently and without reliance on the Assignor, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and will continue to be responsible for making its own independent appraisal of the business, affairs and financial condition of the Borrower.

         SECTION 6.  Governing Law.  This Agreement shall
  be governed by and construed in accordance with the laws of the State of New York.

         SECTION 7.  Counterparts.  This Agreement may be
  signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first above written.


                             [ASSIGNOR]


                             By_________________________
                               Title:



                             [ASSIGNEE]


                             By__________________________
                               Title:



                             [BORROWER]


                             By__________________________
                               Title:


                             MORGAN GUARANTY TRUST COMPANY
                               OF NEW YORK


                             By__________________________
                               Title:







USF&G Corporation
Exhibit 11 - Computation of Earnings Per Share (Unaudited)

                                               Nine Months Ended September 30
(dollars in millions except per share data)
                                               1994                      1993


Net Income Available to Common Stock
 Primary:
  Income before cumulative effect of
   adopting new accounting standards         $  170                     $  68
  Less preferred stock dividend requirements     36                        36
   Income before cumulative effect of
    adopting new accounting standards
    available to common stock                   134                        32
  Income (loss) from cumulative effect of
   accounting standards:
   Income taxes                                   -                        90
   Postretirement benefits                        -                       (52)
    Net income available to common
     stock                                   $  134                     $  70

 Fully Diluted:
  Income before cumulative effect of
   adopting new accounting standards         $  170                     $  68
  Less preferred stock dividend requirements    (12)                      (36)
  Add interest expense on convertible notes       3                         -
   Income before cumulative effect of
    adopting new accounting standards
    available to common stock                   161                        32
  Income (loss) from cumulative effect of
   adopting new accounting standards:
   Income taxes                                   -                        90
   Postretirement benefits                        -                       (52)
    Net income available to common
     stock                                   $  161                     $  70
Weighted Average Shares Outstanding
 Primary Common Shares                   85,351,495                84,712,728
 Fully Diluted:
  Common shares                          85,351,495                84,712,728
  Assumed conversion of preferred stock  22,492,437                         -
  Assumed exercise of stock options         710,365                 1,434,215
  Assumed conversion of zero coupon
   convertible subordinated notes         5,621,198                         -
   Total                                114,175,495                86,146,943
Earnings Per Common Share
 Primary (A):
  Income before cumulative effect
   of adopting new accounting standards     $  1.56                    $  .38
  Income (loss) from cumulative effect of
   adopting new accounting standards:
   Income taxes                                   -                      1.06
   Postretirement benefits                        -                      (.61)
    Net income                              $  1.56                    $  .83
 Fully Diluted (B):
  Income before cumulative effect
   of adopting new accounting standards     $  1.41                    $  .38
  Income (loss) from cumulative effect of
   adopting new accounting standards:
   Income taxes                                   -                      1.06
   Postretirement benefits                        -                      (.61)
    Net income                              $  1.41                    $  .83

(A) Shares issuable under stock options (710,365 shares in 1994 and 1,434,215 in 1993) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect is not material.
(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. The 1994 calculation assumes the conversion of preferred stock series B and C and the zero coupon convertible subordinated notes.




USF&G Corporation
Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends


                                               Nine Months Ended September 30
(dollars in millions)                            1994                   1993
Fixed Charges
 Interest expense                                 $ 26                   $ 31
 Portion of rents representative of interest        20                     21
  Total fixed charges                               46                     52

 Preferred stock dividend requirements (A)          36                     36
Combined Fixed Charges and Preferred Stock
 Dividends                                        $ 82                   $ 88

Consolidated Earnings Available for Fixed
 Charges and Preferred Stock Dividends
 Pretax income before cumulative effect of
  adopting new accounting standards               $ 99                   $ 66
 Adjustments:
 Fixed charges                                      46                     52
 Consolidated earnings available for fixed
  charges and preferred stock dividends           $145                   $118
Ratio of Consolidated Earnings to Fixed Charges    3.1                    2.3
Ratio of Consolidated Earnings to Combined Fixed
 Charges and Preferred Stock Dividends             1.8                    1.3

(A) Preferred stock dividend requirements of $36 million in 1994 and 1993 divided by 100% less the effective income tax rate of 0% in 1994 and 1993.



USF&G Corporation
Exhibit 15 - Letter Regarding Unaudited Interim Financial Information



USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-50825, and 33-51859 on
Form S-3 and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095, 33-38113,
33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, and 33-55671 on Form
S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended September 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                       ERNST & YOUNG LLP






Baltimore, Maryland
November 10, 1994







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














Dated at Baltimore, Maryland
November 10, 1994