Form 10-K405
period 1994-12-31
USF&G CORP
filed 1995-03-31
CIK 354396

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                     Form 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1994                                                         1-8233

                                    USF&G CORPORATION
               (Exact name of registrant as specified in its charter)

Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)

                     100 Light Street, Baltimore, Maryland  21202
              (Address of principal executive offices)            (zip code)

                                 Telephone:  410-547-3000

Securities registered pursuant to Section 12(b) of the Act:
   $4.10 Series A Convertible Exchangeable Preferred Stock, Registered-New York
                                                              Stock Exchange
   Par Value $50                                            Registered-Pacific
                                                              Stock Exchange
   $5.00 Series C Cumulative Convertible Preferred Stock,   Registered-New York
                                                              Stock Exchange
   Par Value $50                                            Registered-Pacific
                                                              Stock Exchange
   Preferred Share Purchase Rights                          Registered-New York
                                                              Stock Exchange
                                                            Registered-Pacific
                                                              Stock Exchange
   Common Stock, Par Value $2.50                            Registered-New York
                                                              Stock Exchange
                                                            Registered-Pacific
                                                              Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 1995, was $1,416,793,672.

Voting stock held by any persons who may be deemed to be affiliates under Rule 405 would be immaterial.

The number of shares outstanding of the issuer's common stock as of March 28, 1995:

        Common Stock, Par Value $2.50; 101,199,548 Shares outstanding.

Documents Incorporated by Reference:
        Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II.

        Portions of the definitive proxy statement for the annual meeting scheduled for May 17, 1995, are incorporated by reference into
          Part III.

                              Exhibit Index is on page 18.



USF&G Corporation
Index

Part I
Item 1. Description of Business
     1.1.       General                                                   1
     1.2.       Business Segments                                         1
     1.3.       Distribution Systems                                      6
     1.4.       Competition                                               6
     1.5.       Investments                                               7
     1.6.       Property/Casualty Loss Reserves                           7
     1.7.       Life Benefit Reserves                                    11
     1.8.       Geographical Distribution                                11
     1.9.       Executive Officers of the Registrant                     12
Item 2. Business Properties                                              13
Item 3. Legal Proceedings                                                13
Item 4. Submission of Matters to a Vote of Security Holders              13

Part II
Item 5. Market for Registrant's Common Equity and
        Related Shareholder Matters                                      14
Item 6. Selected Financial Data                                          14
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              14
Item 8. Financial Statements and Supplementary Data                      14
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                              14

Part III
Item 10.Executive Officers and Directors of the Registrant               15
Item 11.Executive Compensation                                           15
Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                                   15
Item 13.Certain Relationships and Related Transactions                   15

Part IV
Item 14.Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K                                                      16



USF&G Corporation
Part I

Item 1. Description of Business
1.1.    GENERAL
USF&G Corporation (the "Corporation") is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in the Form 10-K refers to the Corporation and all of its subsidiaries. As of December 31, 1994, the Corporation had approximately 6,300 employees.

The Corporation, through its subsidiaries, is primarily engaged in the business of insurance. Property/casualty insurance is its primary business. USF&G Company, the Corporation's largest subsidiary, is the 24th largest property/casualty insurer among over 2,400 insurers in the United States based on 1993 statutory net premiums written. Life insurance and annuity products are sold by Fidelity and Guaranty Life Insurance Company ("F&G Life"). Noninsurance operations are composed of the parent company, asset management, and management consulting services.



1.2.  BUSINESS SEGMENTS
Financial information about the Corporation's business segments is set forth in
Note 14 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders (hereinafter referred to as "Consolidated Financial Statements") and incorporated herein by reference. A description of the Corporation's principal business segments begins with the Property/Casualty Insurance Segment on page 1, and continues with the Life Insurance Segment on page 4, and Parent and Noninsurance Operations on page 5 of this Form 10-K.

1.2a. Property/Casualty Insurance Segment
USF&G Company currently underwrites most forms of property/casualty insurance. USF&G Company's property/casualty business is grouped into four business categories: commercial, personal, reinsurance, and fidelity/surety. In 1994, the property/casualty segment accounted for 84 percent of the Corporation's total revenues and 67 percent of its total assets. Selected financial data for the property/casualty insurance segment are as follows:


(dollars in millions)
            1994   1993   1992   1991   1990   1989   1988   1987   1986   1985
Operating Results:
  Premiums earned
          $2,283 $2,327 $2,533 $3,018 $3,330 $3,532 $3,613 $3,746 $3,539 $2,962
  Losses and loss expenses
           1,691  1,758  2,088  2,545  2,763  2,732  2,648  2,734  2,765  2,623
  Underwriting expenses
             792    796    872    988  1,089  1,136  1,129  1,108  1,049    920
  Underwriting loss
           $(200) $(227) $(427) $(515) $(522) $(336) $(164)  $(96) $(275) $(581)
  Net investment income
            $423   $433   $475   $498   $576   $623   $621   $607   $565   $348
  Net income (loss)
             493    281    193    (40)  (192)   200    318    331    310   (116)
Financial Position:
  Investments
          $6,300 $6,916 $6,948 $7,599 $6,983 $7,479 $7,416 $6,649 $6,026 $4,997
  Assets
           9,281  9,565  8,253  9,353  8,959  9,443  9,294  8,483  7,772  6,775
  Unpaid losses and loss expenses*
           6,100  6,329  5,540  5,704  5,630  5,461  5,256  4,774  4,112  3,521

Operating Ratios-GAAP:
  Loss ratio
            74.0   75.6   82.4   84.3   83.0   77.3   73.3   73.0   78.1   88.6
  Expense ratio
            34.7   34.2   34.4   32.7   32.7   32.2   31.2   29.6   29.6   31.0
     Combined ratio
           108.7  109.8  116.8  117.0  115.7  109.5  104.5  102.6  107.7  119.6
Statutory Data:
  Premiums written
          $2,312 $2,429 $2,420 $3,032 $3,631 $3,698 $3,892 $3,845 $3,696 $3,151
  Policyholders' surplus (USF&G Company)
           1,566  1,541  1,467  1,404  1,352  1,417  1,395  1,242  1,240    913

Operating Ratios-Statutory:
  Loss ratio
            73.1   75.4   82.0   84.1   81.9   76.5   73.1   73.2   79.1   90.7
  Expense ratio
            35.0   33.7   34.9   33.1   32.9   32.8   31.1   30.1   29.1   30.0
     Combined ratio
           108.1  109.1  116.9  117.2  114.8  109.3  104.2  103.3  108.2  120.7

Policyholders' dividend ratio
              .3     .3     .3     .5     .5     .6     .6     .9     .8    1.0

*USF&G adopted SFAS No. 133 in 1993 which requires the effects of reinsurance activity to be reported on a gross basis. Prior to 1993 information presented for property/casualty insurance segment is net of applicable reinsurance amounts.


USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts (ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance). (Refer to the Assumed Reinsurance Category discussion on page 3 of this Form 10-K.)

Ceded reinsurance allows USF&G Company to obtain indemnification against losses associated with insurance contracts it has written by entering into a reinsurance contract with another insurance enterprise (the reinsurer). USF&G Company pays (cedes) an amount to the reinsurer who agrees to reimburse USF&G Company for a specified portion of any claims paid on business under the reinsured contracts. Reinsurance gives USF&G Company the ability to write certain individually large risks or groups of risks, and control its exposure to losses by ceding a portion of such large risks. USF&G Company's ceding reinsurance agreements are generally structured on a treaty basis whereby all risks meeting a certain criteria are automatically reinsured.

USF&G Company may also use supplemental facultative reinsurance based on an underwriter's evaluation of characteristics of a specific insured risk. The following table summarizes the approximate extent of the Company's reinsurance coverages.

                            Coverage
Risk Type                 Percentage      Retention      Coverage
Property Cat Program (a)         95%    $75 million  $140 million
Property Per Risk (b)           100        Variable    50 million
Fidelity                        100       2 million    13 million
Surety (c)                      100       5 million    30 million
Workers' Compensation (d)       100       1 million   525 million
Commercial Umbrella             100      15 million     5 million


(a) Second Event Coverage purchased lowers retention to $50 million for second catastrophe.
(b) Retention of individual property losses are $1 million, but can be increased to $4 million subject to underwriting criteria.
(c) Represents limits at December 31, 1994. Fourth layer canceled for 1995, reducing limit to $25 million.
(d) Represents limits at December 31, 1994. Accident and Health Workers' Compensation Catastrophe Coverage canceled for 1995, reducing limit to $425 million.

Commercial Category: Commercial coverages provide protection related to property loss, liability claims and workers' compensation benefits to businesses and other institutions. This type of insurance protects against loss from damage to the insured's covered properties and protects against legal liability for injuries to other persons or damage to their property arising from the insured's business operations. Workers' compensation provides benefits to employees, as mandated by state laws, for employment-related accidents, injuries or illnesses. Selected data for the commercial category are as follows:

(dollars in millions)               1994       1993       1992
Automobile:
  Premiums written                  $376       $391       $413
  Statutory combined ratio          86.6       86.9       96.5
General Liability:
  Premiums written                  $352       $365       $366
  Statutory combined ratio         133.3      118.9      137.6
Property:
  Premiums written                  $329       $326       $315
  Statutory combined ratio         111.8      100.0      115.6
Workers' Compensation:
  Premiums written                  $142       $165       $261
  Statutory combined ratio         151.6      232.2      150.0
Total Commercial:
  Premiums written                $1,199     $1,247     $1,355
  Underwriting loss*                (186)      (223)      (343)
  Percent of total premiums written   52%        51%        56%
GAAP Underwriting Ratios:
  Loss ratio                        78.1       83.0       87.8
  Expense ratio                     37.5       35.3       35.4
  Combined ratio                   115.6      118.3      123.2
Statutory Underwriting Ratios:
  Loss ratio                        78.1       83.0       86.9
  Expense ratio                     36.2       34.4       36.3
  Combined ratio                   114.3      117.4      123.2

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

(dollars in millions)               1994          1993          1992
Automobile:
  Premiums written                  $402          $493          $512
  Statutory combined ratio          99.6          99.9         103.5
Homeowners:
  Premiums written                  $124          $139          $169
  Statutory combined ratio         150.2         115.4         143.0
Other Property:
  Premiums written                   $38           $26           $45
  Statutory combined ratio         105.2         131.4         110.0
Total Personal:
  Premiums written                  $564          $658          $726
  Underwriting loss*                 (60)          (28)         (110)
  Percent of total premiums written   24%           27%           30%
GAAP Underwriting Ratios:
  Loss ratio                        74.2          70.6          80.9
  Expense ratio                     36.3          33.5          33.1
  Combined ratio                   110.5         104.1         114.0
Statutory Underwriting Ratios:
  Loss ratio                        74.2          70.7          80.0
  Expense ratio                     36.8          33.7          33.2
  Combined ratio                   111.0         104.4         113.2
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

(dollars in millions)            1994            1993            1992
Premiums written                 $415            $403            $243
Underwriting gain*                 40              32              20
Percent of total premiums written  18%             17%             10%
GAAP Underwriting Ratios:
  Loss ratio                     73.2            66.7            75.0
  Expense ratio                  16.5            22.6            12.1
  Combined ratio                 89.7            89.3            87.1
Statutory Underwriting Ratios:
  Loss ratio                     67.9            67.3            76.9
  Expense ratio                  22.7            24.6            17.0
  Combined ratio                 90.6            91.9            93.9
*Reported in accordance with GAAP


Fidelity/Surety Category: Fidelity bonds indemnify employers against the dishonesty or default of employees in their employment. These types of bonds are written for mercantile businesses, financial institutions, and public officials. Surety bonds guarantee the performance of a principal who undertakes contractual or statutory obligations, and indemnify third-party obligees for damages caused by the principal's failure to perform. Selected data for the fidelity/surety category are as follows:


(dollars in millions)            1994            1993            1992
Fidelity:
  Premiums written                $21             $19             $18
  Statutory combined ratio       74.5           108.8            75.8
Surety:
  Premiums written               $113            $102             $91
  Statutory combined ratio       93.8           105.8           100.1
Total Fidelity/Surety:
  Premiums written               $134            $121            $109
  Underwriting gain (loss)*         6              (8)              6
  Percent of total premiums written 6%              5%              4%
GAAP Underwriting Ratios:
  Loss ratio                     36.7            50.2            32.3
  Expense ratio                  57.9            56.6            62.6
  Combined ratio                 94.6           106.8            94.9
Statutory Underwriting Ratios:
  Loss ratio                     36.7            50.2            32.0
  Expense ratio                  54.2            56.0            64.0
  Combined ratio                 90.9           106.2            96.0
*Reported in accordance with GAAP


1.2b. Life Insurance Segment
The life insurance segment ("F&G Life") sells many forms of annuity and life insurance products. In 1994, F&G Life segment accounted for 15 percent of the Corporation's total revenues and 33 percent of its total assets. Selected financial data for the life insurance segment are as follows:


(dollars in millions)
    1994    1993    1992    1991    1990    1989    1988    1987    1986    1985
Operating Results:
  Premium income
    $152    $129    $104    $169    $186    $165    $178    $133     $79     $67
  Net investment income
     317     321     349     370     348     273     159      88      67      50
  Net income (loss)
      12      10      (5)     31     (16)     31      14      37      20      27
Life Insurance Sales:
  Annuities
    $274    $199    $144    $266  $1,032    $934    $962    $221     $67    $104
  Permanent
       9       4       9      12      17      20     106      51      10       9
  Term and group
       3       2       2       2       5       6       9       6       6       6
     Total
    $286    $205    $155    $280  $1,054    $960  $1,077    $278     $83    $119
Financial Position:
  Investments
  $4,202  $4,540  $4,512  $4,672  $4,308  $3,372  $2,240  $1,086    $707    $535
  Assets
   4,575   4,848   4,856   5,012   4,721   3,645   2,471   1,194     784     607
  Policy benefit reserves
   3,804   3,973   3,896   3,773   3,924   2,838   1,875     795     501     402
  Statutory surplus
     326     316     310     283     254     245     169     107      82      56
Life Insurance in Force:
  Permanent
  $6,348  $6,733  $6,769  $6,937  $7,014  $6,038  $4,930  $3,979  $3,035  $2,228
  Term
   5,467   5,347   5,549   5,854   6,463   6,438   6,603   6,579   6,648   6,338
  Group
      27      30      42     586   4,373   4,605   4,058   2,834   2,687   2,737
     Total
 $11,842 $12,110 $12,360 $13,377 $17,850 $17,081 $15,591 $13,392 $12,370 $11,303


F&G Life Products: Life insurance and annuity sales (premiums and deposits) by product type are as follows:

(in millions)                        1994            1993            1992
Structured settlement annuities       $88             $66             $37
Single premium deferred annuities      82              44              33
Tax-sheltered annuities                63              35               -
Other annuities                        41              54              74
Life insurance                         12               6              11
Total                                $286            $205            $155

Single premium deferred annuities ("SPDAs") offer the owner the option of receiving a lump sum distribution at a future date or a series of fixed payments over a specified period. Tax-sheltered annuity ("TSA") products, which provide retirement income, are a type of deferred annuity. Other annuities consist of single premium immediate annuities ("SPIAs"), which provide for payments that begin within one year after the sale and continue over a fixed period or an individual's lifetime. Structured settlements are immediate annuities principally sold through the property/casualty company in settlement of insurance claims.

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

Universal life products, which represent all the permanent life insurance sales in 1992 through 1994, and have been the majority of permanent life insurance sales since 1988, also include a cash value component that is credited with interest at competitive rates. The interest rates are applied to premiums for one year from receipt; new rates are declared quarterly on recurring premium policies and semi-monthly on single premium policies. Universal life cash values are charged for the cost of life insurance coverage and for administrative expenses. Additional information on the F&G Life's products is discussed on page 21 of Management's Discussion and Analysis of Financial Condition and Results of Operations.


1.2c.  Parent and Noninsurance Operations
Selected financial data for the parent company and noninsurance operations are as follows:

(in millions)                           1994            1993            1992
Revenues before realized gains:
  Management consulting                  $32             $32             $30
  Oil and gas                              -               -              19
  Other noninsurance investments          24              10               4
  Parent                                  20               8              14
     Total revenues before realized gains$76             $50             $67
Parent company expenses:
  Interest expense                      $(34)           $(37)           $(35)
  Unallocated expense, net               (48)            (35)            (34)
Noninsurance gains (losses):
  Management consulting                    1              (2)             (4)
  Oil and gas                              -               -             (18)
  Other noninsurance investments           2              (9)            (13)
Facilities exit costs                   (211)              -               -
Realized gains (losses) on investments    14             (45)            (50)
Restructuring charges                      -               -              (2)
Loss from discontinued operations          -               -              (7)
Other                                      3               2               3
     Total parent/noninsurance net loss$(273)          $(126)          $(160)

The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations include management consulting services, asset management services, and discontinued operations. As a result of restructuring, there were no oil and gas operating losses in 1994 and 1993. During 1992, the investment in oil and gas properties was merged with another oil and gas exploration and production company. Discontinued operations included certain investment management, leasing, marketing, and travel services, and other noninsurance operations. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. The parent company recognized facilities exit costs of $211 million representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building from the time USF&G vacates the building through the expiration of the lease in 2009. (Refer to Note 6 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders.)

1.3.  DISTRIBUTION SYSTEMS

The Corporation's subsidiaries market a full range of property/casualty insurance and life insurance products.

Property/Casualty Insurance: USF&G Company's products have been sold exclusively by independent agents since its founding in 1896. Independent agents generally represent multiple insurance companies. USF&G Company's products are sold through approximately 3,800 independent agencies in the United States on a commission basis.


As of December 31, 1994, USF&G Company maintained 5 regional offices and 30 branch offices to service its independent agents and policyholders. The regional offices are located in the Northeast, Southeast, Midwest, and Western areas, and in Mississippi. The branch offices are located throughout the United States. These offices support the administration of underwriting standards, the delivery of policies, and the supervision of the Company's claim offices. In the first quarter of 1995, the Company eliminated the Midwest regional office and consolidated its business into the other regional offices. This measure was taken to save expenses as well as increase efficiency of operations.

Life Insurance:  F&G Life's sales by distribution system are as follows:

(in millions)                   1994          1993          1992
Direct-structured settlements    $88           $66           $37
Property/casualty brokerage       48            49            67
National brokerage                46            14             -
National wholesaler               71            39             -
Other                             33            37            51
     Total                      $286          $205          $155

Structured settlements are annuities sold predominantly through the property/casualty company in settlement of certain of its insurance claims. Tax-sheltered annuities are sold through a national wholesale distribution network primarily to teachers. SPDAs are sold primarily through independent agents and insurance brokers. Prior to 1992, most SPDAs were sold through securities brokerage firms (New York Stock Exchange member firms and other financial institutions).

1.4.  COMPETITION
Property/Casualty Insurance: The property/casualty insurance industry is highly competitive with about 2,400 companies nationwide. These insurers are not only stock companies, but also mutual companies and other underwriting organizations. USF&G Company ranked 24th in the industry, based on 1993 statutory net premiums written and 23rd based on 1993 statutory policyholders' surplus. USF&G Company competes with other property/casualty insurance companies whose products are distributed through national, regional and local independent agencies, direct sales and brokers. Consumers may also use self-insurance, which includes captive insurance subsidiaries.

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

Life Insurance: The Corporation's life insurance subsidiaries operate in a competitive environment, with approximately 1,300 companies in the industry including stock and mutual companies. F&G Life ranked 86th in the United States based on 1993 statutory assets and 97th based on 1993 statutory capital and surplus.

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

1.5. INVESTMENTS
Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed on pages 23 through 27, 43 through 45, 48 and 49 of the 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

1.6. PROPERTY/CASUALTY LOSS RESERVES
1.6a.  General
The reserve liabilities for property/casualty losses and loss expenses represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjusters' individual case estimates and actuarially based statistical projections.

USF&G Company's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on a claim adjuster's particular expertise with the type of risk involved and knowledge of circumstances surrounding the individual claims. These estimates are reviewed on a regular basis and updated as additional facts become known.

The reserves derived from statistical projections are subject to the effects of trends in claim severity and frequency. Statistical projections are employed in three specific areas: 1) to calculate bulk reserves for incurred but not reported ("IBNR") losses and provide for development of case basis loss reserves; 2) to calculate allocated loss expense reserves; and 3) to calculate unallocated loss expense reserves.

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

Loss Expense: USF&G Company's estimates of unpaid loss expenses are based on analyses of the long-term relationship of projected ultimate loss expense to projected ultimate losses for each line of business. By using incurred losses as a base, inflation assumptions applicable to loss reserves apply equally to allocated expense reserves.

Unallocated Loss Expense: Unallocated loss expense reserves are based on historical relationships of paid unallocated expenses to paid losses. As with allocated loss expenses, the inflation assumptions applicable to loss reserves are presumed to apply equally to unallocated expense reserves.

The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, the legal system and internal claims settlement practices, among other variables. In many cases significant periods of time may lapse between the occurrence of an insured event, the reporting of a claim to USF&G Company and USF&G Company's final settlement of the claim. More than 46 percent of USF&G Company's loss and loss expense reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid loss and loss expenses as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and loss expenses will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

1.6b. Discounted Loss Reserves
The reserves for permanent-total disability benefits and long-term medical care benefits under workers' compensation insurance are discounted at rates of interest generally ranging from 3 percent to 5 percent. The carrying amount of such workers' compensation reserves, net of reinsurance and net of discount, was $1.60 billion, $1.75 billion, and $1.80 billion at December 31, 1994, 1993, and 1992, respectively. The discount is amortized over the expected lifetimes of the claimants. Discounted reserves come from three sources: reserves assumed from the Workers' Compensation Reinsurance Bureau (WCRB), reserves assumed from residual market pools, and reserves for USF&G Company's net retained business.

(in millions)                                      1994     1993     1992
Estimated discount, January 1                      $508     $680     $683
Estimated (reduction) additional discount accrued   (32)    (138)      29
Estimated discount amortized                        (35)     (34)     (32)
Estimated discount, December 31                    $441     $508     $680

The source of the negative discount accrual of $32 million in 1994 results from an acceleration in the underlying payment pattern of workers' compensation claims. An increase in the use of structured settlements to resolve claims is the primary factor affecting the change in the payment stream. The source of the negative discount accrual of $34 million in 1993 results from the WCRB commutation and the concurrent reduction in discount rates. Additionally, the discount was reduced by a redistribution of reserves to states and re-apportionment on reserves assumed from residual market pools.

1.6c. Roll-Forward of Liability for Loss and Loss Expenses
The following table reconciles the changes in loss and loss expense reserves for the years presented.

(in millions)                          1994          1993          1992
Net balance at January 1             $5,276        $5,540       $ 5,704
Related To:
  Current year                        1,696         1,696         2,010
  Prior years                            (5)           62            78
     Total incurred                   1,691         1,758         2,088
Paid Related To:
  Current year                          613           562           684
  Prior years                         1,270         1,460         1,568
     Total paid                       1,883         2,022         2,252
  Net balance at December 31         $5,084        $5,276        $5,540
  Plus reinsurance recoverables       1,016         1,053           N/A
  Total reserve at end of year, gross$6,100        $6,329        $5,540

1.6d. Analysis of Loss and Loss Expense Reserve Development
The following table shows property/casualty loss reserves net of ceded reinsurance as recorded in the indicated years, subsequent payments made with respect to such reserves and re-estimates of such reserves. The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows the cumulative amount subsequently paid in succeeding years. The lower portion of the table shows re-estimates of the original recorded reserve as of the end of each successive year. Such re-estimations result from development of additional facts and circumstances pertaining to unsettled claims. The bottom line shows the dollar amount of the cumulative change through 1994 that is attributable to the original recorded reserve for each prior year. Such change has been reflected in income of subsequent years.

A new table, added in 1994, provides data gross of ceded reinsurance for the carried reserve at year ends 1993 and 1994 and the development of the year end 1993 reserve. This information immediately follows the Analysis of Net Loss and Net Loss Expense Reserve Development Table. Additional years of development will be added to the gross of ceded reinsurance table until it reaches the dimensions of the original table.

Conditions and trends that have affected reserve development in the past have changed and may not necessarily occur in the future. Therefore, care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

               Analysis of Net Loss and Net Loss Expense Reserve Development*


                                    At December 31

(in millions)
      1984   1985   1986   1987   1988   1989   1990   1991   1992   1993   1994
Liability for unpaid losses and loss expenses
     2,817  3,510  4,089  4,741  5,204  5,461  5,630  5,704  5,540  5,276  5,084
Cumulative paid as of:
  One year later
     1,027  1,251  1,347  1,373  1,537  1,719  1,650  1,568  1,460  1,270
  Two years later
     1,659  2,040  2,163  2,256  2,611  2,789  2,740  2,524  2,379
  Three years later
     2,131  2,557  2,777  3,030  3,347  3,587  3,411  3,214
  Four years later
     2,451  2,971  3,313  3,548  3,935  4,049  3,922
  Five years later
     2,708  3,362  3,639  3,990  4,261  4,429
  Six years later
     2,947  3,595  3,863  4,237  4,538
  Seven years later
     3,112  3,759  4,055  4,454
  Eight years later
     3,243  3,918  4,233
  Nine years later
     3,368  4,068
  Ten years later
     3,497
Liability reestimated:
  One year later
     3,131  3,696  4,208  4,881  5,233  5,673  5,759  5,782  5,602  5,271
  Two years later
     3,249  3,914  4,443  4,941  5,481  5,794  5,899  5,911  5,623
  Three years later
     3,384  4,168  4,585  5,107  5,562  5,954  6,143  5,963
  Four years later
     3,563  4,341  4,721  5,285  5,757  6,239  6,209
  Five years later
     3,696  4,457  4,916  5,440  6,025  6,325
  Six years later
     3,778  4,631  5,048  5,698  6,121
  Seven years later
     3,932  4,743  5,278  5,786
  Eight years later
     4,039  4,954  5,364
  Nine years later
     4,220  5,032
  Ten years later
     4,288
Cumulative (deficiency) excess
    (1,471)(1,522)(1,275)(1,045)  (917)  (864)  (579)  (259)   (83)     5


        Analysis of Gross Loss and Gross Loss Expense Reserve Development*

(in millions)                        1984 1985 1986 1987 1988 1989 1990 1991 1992    1993       1994

Net reserve                                                                          5,276      5,084
   Reinsurance recoverables                                                          1,053      1,016
Gross reserve                                                                        6,329      6,100

Net reestimated reserve                                                              5,271
   Reestimated reinsurance recoverables                                              1,043
Gross reestimated reserve                                                            6,314
Gross cumulative excess                                                                 15

*Certain reserves are recorded on a discounted basis to reflect the value of timing differences between the recording of reserves and subsequent payment. The amortization of that discount is included in the reserve deficiencies shown above.

The net development table shows a $5 million decrease in the current year on prior year incurred loss and loss expenses net of ceded reinsurance. Although the overall development is flat, there are a number of offsetting occurrences. Adverse development resulted from discount amortization in workers' compensation and reserve strengthening in general liability for environmental and asbestos liabilities. The adverse development was offset by favorable development in both personal and commercial auto liability.

A decrease of $15 million in the current year on prior year incurred loss and loss expenses gross of ceded reinsurance is shown on the gross development table. The gross development table shows more favorable development than the net development table due to favorable development on losses ceded to reinsurers.

             Effect of Reserve Reestimations on Calendar Year Operations
                          (increase) decrease in reserves

                                                                        Total by
(in millions)                                                           Accident
              1985  1986  1987  1988  1989  1990  1991  1992  1993  1994   Year
Accident Years
  1984 & Prior(314) (118) (135) (179) (133)  (82) (154) (107) (181)  (68)(1,471)
  1985           -   (68)  (83)  (75)  (40)  (34)  (21)   (5)  (30)  (10)  (366)
  1986           -     -    99    19    31   (20)  (20)  (20)  (19)   (8)    62
  1987           -     -     -    95    82   (30)   17   (23)  (28)   (2)   111
  1988           -     -     -     -    31   (82)   97   (40)  (10)   (8)   (12)
  1989           -     -     -     -     -    36   (40)   35   (17)   10     24
  1990           -     -     -     -     -     -    (7)   21    41    20     75
  1991           -     -     -     -     -     -     -    61   115    14    190
  1992           -     -     -     -     -     -     -     -    67    31     98
  1993           -     -     -     -     -     -     -     -     -    26     26
Total by calendar year
              (314) (186) (119) (140)  (29) (212) (128)  (78)  (62)    5 (1,263)

In the table above all entries are shown net of ceded reinsurance. Each column total shows reserve reestimates made in the indicated calendar year for each accident year. Adverse development on accident years prior to 1986 is primarily attributable to workers' compensation discount amortization and environmental and asbestos reserve strengthening is concentrated in the older accident years. Ongoing review of automobile liability reserves indicates more favorable projections of ultimate incurred loss than previously recognized on accident years 1991 and subsequent.

1.6e. Loss Portfolio Transfers
Also included in the table "Analysis of Net Loss and Net Loss Expense
Reserve Development" are various loss portfolio transfer transactions. These transactions are reinsurance contracts that do not involve the same type of risk as traditional reinsurance. In a loss portfolio reinsurance contract, USF&G Company assumes another insurer's outstanding loss reserves for a price equal to their discounted value plus a fee. These contracts generally provide for fixed loss payments at specified future dates. The financial risk involved is whether the investment income earned on the cash received will cover the discount associated with the losses assumed. This financial risk is controlled by the Corporation's asset/liability management techniques, which involve matching the maturities of the investment portfolio to expected patterns of future claim and benefit payments.

Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)
1994          $86
1993          110
1992          123
1991          279
1990          324
1989          397
1988          394
1987          355

1.6f. Structured Settlements
Structured settlements represent the settlement of claims through the purchase of annuities. While they result in accelerated claim payments, structured settlements generally reduce the ultimate amount of losses paid. Structured settlements are used primarily in the third-party liability and workers' compensation lines of business. These types of settlements were not used extensively on liability lines until 1985. Their use was extended to workers' compensation claims in 1987. The number of such settlements has grown steadily and they appear to be having an impact on claim payment patterns. USF&G Company has developed procedures to ensure that the impact of structured settlements is given appropriate recognition in estimating ultimate reserve liabilities.

1.6g. Reconciliation of Liability for Loss and Loss Expenses from SAP to GAAP The following table presents the differences between property/casualty insurance claim reserves reported in the Consolidated Financial Statements in accordance with generally accepted accounting principles ("GAAP"), and the consolidated annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                        At December 31
(in millions)                                     1994      1993      1992
SAP basis property/casualty reserves            $4,817    $4,961    $5,361
Reserves of foreign subsidiaries (consolidated
 for GAAP but not SAP)                             267       315       240
Estimated salvage and subrogation recoveries
 (primarily on property and surety lines, cash
 basis for SAP but accrual basis for GAAP until
 1993), plus other material items                   -         -       (61)
GAAP basis property/casualty reserves, net       5,084     5,276     5,540
Reinsurance receivable                           1,016     1,053       N/A
GAAP basis property/casualty reserves, gross     6,100     6,329     5,540
Reserves of life insurance subsidiaries, net     3,798     3,969     3,896
Reinsurance receivable                               6         4       N/A
Reserves of life insurance subsidiaries, gross   3,804     3,973     3,896
   Total liability on GAAP basis                $9,904   $10,302    $9,436


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

The table below shows F&G Life's benefit reserves by policy type.

                                                  At December 31
(in millions)                               1994      1993      1992
Single premium annuities:
  Deferred                                $1,860    $2,138    $2,077
  Immediate                                  867       815       788
Other annuities                              492       462       508
Universal life/term/group life               579       554       523
  Total, net                              $3,798    $3,969    $3,896
Reinsurance receivable                         6         4       N/A
  Total, gross                            $3,804    $3,973    $3,896

1.8. GEOGRAPHICAL DISTRIBUTION
The risks insured by the Corporation's insurance subsidiaries are geographically diversified primarily throughout the United States. The Corporation has established a subsidiary to market fidelity/surety insurance in Canada. Reinsurance risks are incurred throughout North America and specific foreign countries (mainly in Western Europe and Japan). The products marketed by the Corporation's management consulting subsidiary, a part of noninsurance operations, are distributed throughout the world. Total assets and revenues of foreign operations are not material. The tables below show the composition of statutory voluntary direct premiums written for the Corporation's property/casualty operations and statutory premium income of its life insurance operations by region for the year ended 1994.

Property/Casualty
Voluntary Direct Premiums Written
  Northeast                       29%
  Southeast                       24
  Midwest                         21
  West                            18
  Mississippi                      8
     Total                       100%


Life Statutory
Premium Income
  Northeast                       41%
  Northwest                       21
  South                           14
  Southwest                       13
  Midwest                         11
     Total                       100%


1.9.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Positions and Office with Registrant or
Name                       Age               Significant Subsidiaries

Norman P. Blake, Jr.       53       Chairman of the Board, President, Chief
                                       Executive Officer, and Director

Glenn W. Anderson          42       Executive Vice President-Commercial Lines

Gary C. Dunton             39       Executive Vice President-Field Operations

Dan L. Hale                50       Executive Vice President-Chief Financial
                                       Officer

Kenneth E. Cihiy           48       Senior Vice President-Claim

Paul B. Ingrey             55       President-F&G Re, Inc.

Robert J. Lamendola        50       Senior Vice President-Fidelity/Surety

James R. Lewis             46       Senior Vice President-Personal Lines

Thomas K. Lewis, Jr.       42       Senior Vice President-Chief Information
                                      Officer

John A. MacColl            46       Senior Vice President-General Counsel and
                                      Senior Vice President-Human Resources

Andrew A. Stern            37       Senior Vice President-Strategic Planning,
                                      Corporate Marketing

Harry N. Stout             42       President-F&G Life

John C. Sweeney            50       Chairman-Falcon Asset Management, Inc. and
                                     Senior Vice President-Chief Investment
                                     Officer

All persons in the preceding table are officers of the Registrant except Glenn
W. Anderson, Gary C. Dunton, Kenneth E. Cihiy, Robert J. Lamendola and James R. Lewis, who are executive officers of United States Fidelity and Guaranty Company (a wholly owned subsidiary of the Registrant); Paul B. Ingrey who is an executive officer of F&G Re, Inc.; and Harry N. Stout who is an executive officer of Fidelity and Guaranty Life Insurance Company.

Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Dunton was Vice President and Division Manager of Standard Lines with Aetna Life and Casualty Company and joined the Corporation in December 1992. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Ingrey was Resident Vice President and Director of Prudential Reinsurance Company and joined the Corporation in October 1983.
Mr. Lamendola was Managing Director of Marsh & McLennan, Inc. and joined the Corporation in June 1992. Mr. James R. Lewis was Senior Vice President and General Manager of CIGNA and joined the Corporation in October 1992. Mr. Thomas
K. Lewis, Jr. was Vice President and General Manager for Europe, Middle East, and Africa for Seer Technologies, a joint venture of CS First Boston and IBM, and joined the Corporation in November 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper and Marbury, and joined the Corporation in January 1989. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Stout was Senior Vice President of United Pacific Life Insurance Company and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Tillinghast/Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.

Item 2.  Business Properties

Real estate owned and used in the regular conduct of business consists of 12 business properties located in various cities throughout the United States. The Corporation's Mount Washington Center, located in Baltimore, Maryland, is the principal owned property. This is the headquarters for the life insurance operations, and the location of the information systems, and training and development complexes.

In addition, the Corporation leases approximately 120 offices in various cities in the regular course of business. See Note 6 of Notes to the Consolidated Financial Statements. The principal leased property is a 40-story home office building in Baltimore, Maryland, sold in 1984 and leased back by the Corporation. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. The facilities exit costs of $183 million represent the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building from the time USF&G vacates the building through the expiration of the lease in 2009. (Refer to Note 6 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders.)

Item 3.  Legal Proceedings

The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims.

In the opinion of management, such litigation and the litigation described in
Section 8.1 and 8.2 of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders, which section and note are herein incorporated by reference, is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.



USF&G Corporation
Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market and dividend information for the Corporation's common stock on page 66 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.

Item 6.  Selected Financial Data

Selected financial data of the Corporation on pages 34 and 35 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis on pages 12 through 33 of the Annual Report to Shareholders for 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Corporation and notes to such financial statements on pages 36 through 59 of the Annual Report to Shareholders for 1994 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



USF&G Corporation
Part III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Corporation's executive officers can be found on page 12 of this Form 10-K. Information regarding the Corporation's directors is incorporated herein by reference to the Election of Directors section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 17, 1995.

Item 11.  Executive Compensation

See the Compensation of Executive Officers and Directors section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 17, 1995, which section is incorporated herein by reference.
To the best of the Corporation's knowledge, there were no late filings under
Section 16(a) of the Securities Exchange Act of 1934.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the Stock Ownership of Certain Beneficial Owners, Directors and Management section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 17, 1995, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See the Other Information-Certain Business Relationships section of the Corporation's definitive proxy statement for its annual meeting of shareholders to be held May 17, 1995, which section is incorporated herein by reference.



USF&G Corporation
Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements
The following Consolidated Financial Statements of USF&G Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

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

        (2) Schedules
        The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14(d):

Page 22      Schedule I.        Summary of Investments-Other than
                                Investments in Related Parties
  23-25      Schedule II.       Condensed Financial Information of
                                Registrant
     26      Schedule III.      Supplementary Insurance Information
     27      Schedule IV.       Reinsurance
     28      Schedule VI.       Supplemental Information Concerning Consolidated
                                Property/Casualty Insurance Operations

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

        (3) Exhibits
        The following exhibits are included in Item 14:

Page  29   Exhibit 11   Computation of Earnings Per Share
      30   Exhibit 12   Computation of Ratio of Consolidated Earnings to Fixed
                        Charges and Preferred Stock Dividends

A copy of all other exhibits not included with this Form 10-K may be obtained without charge upon written request to the Secretary at the address shown on page 34 of this Form 10-K.


Exhibit 3A

Charter of USF&G Corporation. Incorporated by reference to Exhibit 3A to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 3B

Amended By-laws of USF&G Corporation.

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

Exhibit 4C

Indenture dated January 28, 1994 between USF&G Corporation and Chemical Bank. Incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 4D

Indenture dated January 28, 1994 between USF&G Corporation and Signet Bank.

Exhibit 4E

Form of Note dated March 3, 1994, for Zero Coupon Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated March 3, 1994, File No. 1-8233.

Exhibit 4F

Form of Note dated June 30, 1994, for 8 3/8% Senior Notes due 2001. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated June 30, 1994, File No. 1-8233.

Exhibit 4G

Credit Agreement dated as of September 30, 1994 among USF&G Corporation and Morgan Guaranty Trust Company of New York as agent. Incorporated by reference to
Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994, File No. 1-8233.

Exhibit 4H

Credit Agreement dated as of December 1, 1994, among USF&G Corporation and Deutsche Bank AG, as agent.

Exhibit 4I

Letter of Credit Agreement dated as of October 25, 1994, among USF&G Corporation and The Bank of New York, as agent.

Exhibit 10A

1994 Stock Plan For Employees of USF&G.

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

Exhibit 10G

Description of Long-Term Cash Incentive Compensation Plan. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10H

Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 4(a) to the Registrant's Form S-8 Registration Statement as filed February 11, 1992, File No. 33-45664.

Exhibit 10I

Form of Stock Option Agreement used in connection with the Stock Option Plan of 1987, Stock Option Plan of 1990, and Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10J

1993 Stock Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10N to the Registrant's Form 10-K for the year ended December 31, 1992, File
No. 1-8233.

Exhibit 10K

Employment Agreement dated November 10, 1993, between the Registrant and Norman
P. Blake, Jr. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10L

Stock Option Agreement dated November 10, 1993, between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10L to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10M

Stock Option Agreement dated November 10, 1993, between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10M to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10N

Waiver dated November 10, 1993, between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10N to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10O

First Amendment to USF&G Supplemental Executive Retirement Agreement between the registrant and Norman P. Blake, Jr. dated November 10, 1993. Incorporated by reference to Exhibit 10O to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10P

Letter dated November 19, 1992, describing Employment Arrangement between the Registrant and Gary C. Dunton. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10Q

USF&G Supplemental Retirement Plan. Incorporated by reference to Exhibit 10-Q to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10R

Amended and Restated Stock Incentive Plan of 1991.

Exhibit 10S

Long-Term Incentive Plan.

Exhibit 11

Computation of earnings per share.

Exhibit 12

Computation of ratio of consolidated earnings to fixed charges and preferred stock dividends.

Exhibit 13

1994 Annual Report to Shareholders.

Exhibit 21

Subsidiaries of the registrant.

Exhibit 23

Consent of Independent auditors.

Exhibit 28

Information from reports furnished to state insurance regulatory authorities.

All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K
The registrant filed a Form 8-K on October 28, 1994, reporting under Item 5, Other Events, a press release announcing call of shares of Series C Cumulative Convertible Preferred Stock. The registrant filed Form 8-K on December 21, 1994, reporting under Item 5, Other Events, press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Victoria Financial Corporation ("Victoria") stock for approximately $55.3 million of USF&G common stock. The registrant filed a Form 8-K on January 12, 1995, reporting under Item 5, Other Events, a press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Discover Re equity for approximately $78.5 million of USF&G common stock and options. The registrant filed a Form 8-K on January 20, 1995, reporting under Item 5, Other Events, a press release announcing information as to fourth quarter earnings expectations in addition to an announcement relating to plans to consolidate its Baltimore facilities. The registrant filed a Form 8-K on January 25, 1995, reporting under Item 5, Other Events, a press release announcing its call for redemption of all outstanding shares of Series C Cumulative Convertible Preferred Stock.



USF&G Corporation
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


USF&G CORPORATION

NORMAN P. BLAKE, JR.
Norman P. Blake, Jr.

Chairman of the Board, President,
and Chief Executive Officer

Dated at Baltimore, Maryland
March 31, 1995


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

Chairman of the Board, President,
Chief Executive Officer, and Director

Principal Financial and Accounting Officer:


DAN L. HALE
Dan L. Hale

Executive Vice President and
Chief Financial Officer

Dated at Baltimore, Maryland
March 31, 1995


Directors


H. FURLONG BALDWIN
H. Furlong Baldwin


MICHAEL J. BIRCK
Michael J. Birck


GEORGE L. BUNTING, JR.
George L. Bunting, Jr.


ROBERT E. DAVIS
Robert E. Davis


DALE F. FREY
Dale F. Frey


ROBERT E. GREGORY, JR.
Robert E. Gregory, Jr.


ROBERT J. HURST
Robert J. Hurst


WILBUR G. LEWELLEN
Wilbur G. Lewellen


HENRY A. ROSENBERG, JR.
Henry A. Rosenberg, Jr.


LARRY P. SCRIGGINS
Larry P. Scriggins


ANNE MARIE WHITTEMORE
Anne Marie Whittemore


Schedule I.  Summary of Investments - Other Than Investments in Related Parties

                                                   At December 31, 1994
                                                                Amount at which
                                                                   shown in the
                                                                   Statement of
                                                       Market         Financial
(in millions)                              Cost         Value          Position
Fixed Maturities
  Bonds:
  Held to maturity:
     United States Government and government
      agencies and authorities           $1,291        $1,211            $1,291
     States, municipalities, and
      political subdivisions                 98            93                98
     Foreign governments                     15            14                15
     Public utilities                       265           240               265
     All other corporate bonds            2,981         2,717             2,981
          Total fixed maturities held
            to maturity                   4,650         4,275             4,650

  Available for sale:
     United States Government agencies
      and authorities                       763           732               732
     States, municipalities, and political
      subdivisions                          190           188               188
     Foreign governments                    108            92                92
     Public utilities                       143           136               136
     All other corporate bonds            2,956         2,833             2,833
          Total fixed maturities
           available for sale             4,160         3,981             3,981
               Total fixed maturities    $8,810        $8,256           $ 8,631
Equity securities
  Common stocks:
     Banks, trust, and insurance
      companies                          $    2        $    1           $     1
     Industrial, miscellaneous, and all
      other                                  49            43                43
          Total common stocks                51            44                44
     Nonredeemable preferred stocks          26            26                26
          Total equity securities         $  77        $   70           $    70
Short-term investments                      421           421               421
Mortgage loans                              349           331               349
Real estate                                 662                             662
Other invested assets                       288                             288
     Total investments                  $10,607                         $10,421


USF&G Corporation
Schedule II. Condensed Financial Information of Registrant - Statement of Financial Position (Parent Company)

                                                      At December 31
(in millions)                                     1994      1993      1992
Assets
   Cash                                             $1        $2       $10
   Investment in subsidiaries, at equity         2,431     2,354     2,097
   Due from subsidiaries                           131       127       135
   Other assets                                     24        23        34
        Total assets                            $2,587    $2,506    $2,276
Liabilities
   Debt (short-term, 1994, $215; 1993, $395;
    1992, $375)                                   $586      $574      $574
   Dividends payable to shareholders                14        16        16
   Due to subsidiaries                             310       322       335
   Other liabilities                               308        83        81
        Total liabilities                        1,218       995     1,006
Shareholders' Equity
   Preferred stock                                 331       455       455
   Common stock                                    239       212       211
   Paid-in capital                               1,062       963       957
   Net unrealized gains (losses) on investments   (144)      190       (29)
   Minimum pension liability                       (63)      (85)        -
   Retained earnings (deficit)                     (56)     (224)     (324)
        Total shareholders' equity               1,369     1,511     1,270
        Total liabilities and shareholders'
         equity                                 $2,587    $2,506    $2,276
See Note to Condensed Financial Statements


USF&G Corporation
Schedule II. Condensed Financial Information of Registrant - Statement of Operations (Parent Company)

                                                          At December 31
(in millions)                                        1994      1993      1992
Revenues
   Net investment income:
        Dividends from subsidiaries                  $125      $125      $125
        Interest expense on loans from subsidiaries    (8)       (6)       (7)
        Other                                          (1)        -         -
   Other revenues:
        From subsidiaries                               7         7         9
        From others                                     5         5        22
             Total revenues                           128       131       149
Expenses
   Facilities exit costs                              211         -         -
   Interest expense                                    34        37        43
   Lease expense                                       30        21        21
   Other operating expense                             24        19        20
                                                      299        77        84
   Foreign currency losses                              -         -         1
        Total expenses                                299        77        85
   Income (loss) from continuing operations before
    income taxes and equity in earnings of
    subsidiaries and cumulative effect of adopting
    new accounting standards                         (171)       54        64
   Provision for income taxes                           -         -         -
   Income (loss) from continuing operations before
    equity in earnings of subsidiaries and cumulative
    effect of adopting new accounting standards      (171)       54        64
   Equity in undistributed earnings of subsidiaries:
        Continuing operations                         403        73       (29)
        Discontinued operations                         -         -        (7)
   Income from cumulative effect of adopting new
    accounting standards                                -        38         -
             Net income                              $232      $165       $28
See Note to Condensed Financial Statements


USF&G Corporation
Schedule II. Condensed Financial Information of Registrant - Statement of Cash Flows (Parent Company)

                                              For the Years Ended December 31

(in millions)                                     1994      1993      1992
Net Cash Provided From Operating Activities       $129       $58       $71
Investing Activities
     Purchases of short-term investments             -         -       (23)
     Sales or maturities of short-term investments   -         -        23
     Other, net                                     (4)       (4)      (12)
          Net cash used in investing activities     (4)       (4)      (12)
Financing Activities
     Repayments of short-term borrowings          (160)        -         -
     Intercompany advances, net                    (51)       (2)       49
     Long-term borrowings                          270         -         -
     Repayments of long-term borrowings           (120)        -       (36)
     Issuances of common stock                      14         6         3
     Redemption of preferred stock                 (13)        -         -
     Cash dividends paid to shareholders           (66)      (66)      (66)
         Net cash provided from (used in)
          financing activities                    (126)      (62)      (50)
     Increase (decrease) in cash                    (1)       (8)        9
     Cash at beginning of year                       2        10         1
          Cash at end of year                       $1        $2       $10
See Note to Condensed Financial Statements


Note to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the 1994 Annual Report to Shareholders incorporated herein by reference. Certain amounts have been reclassified to conform to the 1994 presentation. The parent company's provision for income taxes is based on the Corporation's consolidated federal income tax allocation policy.


USF&G Corporation
Schedule III. Supplementary Insurance Information

          At December 31                         For the Years Ended December 31
                    Deferred    Unpaid  Unearned     Other   Premium         Net   Losses,  Amortization        Other  Premiums
                      policy   losses,  premiums   policy-   revenue  investment      loss   of deferred    operating   written
                  acquisition      loss       (b)  holders'            income (a)  expenses        policy expenses (a)
                       costs  expenses           funds (a)                        & policy   acquisition
                              & policy                                            benefits         costs
(in millions)             benefits (b)
1994
Property/casualty
insurance:
   Commercial           $161    $3,891      $455              $1,189                  $929          $354          $97    $1,200
   Personal               71       471       253                 575                   427           151           45       565
   Reinsurance             9       668        41                 395                   289            67           27       415
   Fidelity/surety        30        54        65                 124                    46            60           17       134
   Reinsurance receivable  -     1,016       117                   -                     -             -            -         -
   Other                   -         -         -                   -                     -             -            -        (2)
     Property/casualty   271     6,100       931     $   7     2,283      $  423     1,691           632          186     2,312
Life insurance           224     3,804         -        79       152         317       388            21           45       N/A
   Total                $495    $9,904      $931     $  86    $2,435      $  740    $2,079          $653         $231    $2,312
1993
Property/casualty
insurance:
   Commercial           $168    $4,108      $444              $1,223                $1,014          $359          $71    $1,239
   Personal               69       553       264                 681                   481           175           46       653
   Reinsurance             6       559        29                 305                   204            71           28       403
   Fidelity/surety        28        56        56                 118                    59            59            9       120
   Reinsurance receivable  -     1,053       124                   -                     -             -            -         -
   Other                   -         -         -                   -                     -             -            -        14
     Property/casualty   271     6,329       917      $  7     2,327      $  433     1,758           664          154     2,429
Life insurance           164     3,973         -        67       129         321       395             9           50       N/A
   Total                $435   $10,302      $917      $ 74    $2,456       $ 754    $2,153          $673         $204    $2,429
1992
Property/casualty
insurance:
   Commercial           $170    $4,348      $420              $1,480                $1,299          $426          $86    $1,356
   Personal               76       626       286                 785                   635           210           42       727
   Reinsurance             3       511        11                 157                   118            22           25       243
   Fidelity/surety        28        55        53                 111                    36            55           19       109
   Other                   -         -         -                   -                     -             -            -       (15)
     Property/casualty   277     5,540       770      $  9     2,533        $475     2,088           713          172     2,420
Life insurance           189     3,896         -        56       104         349       377            25           51       N/A
   Total                $466    $9,436      $770       $65    $2,637        $824    $2,465          $738         $223    $2,420


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




USF&G Corporation
Schedule IV. Reinsurance

                                           For the Years Ended December 31



(in millions)
                                       Ceded to      Assumed          Percentage
                                Gross     other   from other      Net         of
                               amount  companies    companies   amount    amount
                                                                      assumed to
                                                                             net
1994
Life insurance in force       $11,683    $1,350         $160  $10,493       1.5%
Premiums earned:
   Life insurance                 155         4            -      151         -%
   Accident/health insurance        -         -            1        1      98.5
   Property/casualty insurance  2,232       515          566    2,283      24.8
        Total                   2,387       519          567    2,435      23.3%
1993
Life insurance in force       $11,955    $1,404         $155  $10,706       1.4%
Premiums earned:
   Life insurance                $133        $5           $-     $128         -%
   Accident/health insurance        -         -            1        1      99.1
   Property/casualty insurance  2,338       517          506    2,327      21.7
        Total                  $2,471      $522         $507   $2,456      20.6%
1992
Life insurance in force       $12,228    $1,444         $132  $10,916       1.2%
Premiums earned:
   Life insurance                $107        $5           $1     $103        .3%
   Accident/health insurance        -         -            1        1      94.0
   Property/casualty insurance  2,692       535          376    2,533      14.8
        Total                  $2,799      $540         $378   $2,637      14.3%



USF&G Corporation
Schedule VI. Supplemental Information Concerning Consolidated Property/Casualty Insurance Operations

                                                            At December 31
(in millions)                                             1994     1993     1992
Deferred policy acquisition costs                         $271     $271     $277
Reserves for unpaid losses and loss expenses (a)         6,100    6,329    5,540
Discount deducted from reserves (b)                        441      508      680
Unearned premiums (a)                                      931      917      770


(a) Reserves for unpaid claims and claim adjustments reflect the implementation of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which increased liabilities by $1.2 billion with a corresponding increase in assets at December 31, 1993. This standard requires reinsurance receivables and prepaid reinsurance premiums to be reported separately as assets instead of the previous practice of netting such receivables against the related loss and unearned premium liabilities.
(b) Certain long-term disability payments for workers' compensation are discounted at rates ranging from 3% to 5%.



                                                            At December 31
(in millions)                                             1994     1993     1992
Earned premiums                                         $2,283   $2,327   $2,533
Net investment income                                      423      433      475
Losses and loss expenses incurred related to:
   Current year                                          1,696    1,696    2,010
   Prior years                                              (5)      62       78
Amortization of deferred policy acquisition costs          632      664      713
Paid losses and loss expenses                            1,883    2,022    2,252
Premiums written                                         2,312    2,429    2,420