Form 10-Q
period 1995-03-31
USF&G CORP
filed 1995-05-15
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 1995                                                            1-8233


                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
(State of incorporation)                      (IRS employer identification no.)



                  100 Light Street, Baltimore, Maryland  21202
              (Address of principal executive offices and zip code)

                                 (410) 547-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements f or the past 90 days.

                               Yes  x         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Common Stock, Par Value $2.50; 106,596,322 shares outstanding as of
                                 April 30, 1995.



                         U S F & G  C o r p o r a t i o n
                                   Contents


PART I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Statement of Financial Position   3
          Condensed Consolidated Statement of Operations           4
          Condensed Consolidated Statement of Cash Flows           5
          Notes to Condensed Consolidated Financial Statements     6
          Report of Independent Auditors                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                       21
          Exhibit 3 - Articles of Incorporation                  21
          Exhibit 11 - Computation of Earnings Per Share         22
          Exhibit 12 - Computation of Ratio of Consolidated
                       Earnings to Fixed Charges and
                       Preferred Stock Dividends                 23
          Exhibit 15 - Letter Regarding Unaudited Interim
                       Financial Information                     24

Signature                                                        25




                                USF&G Corporation
       Condensed Consolidated Statement of Financial Position (Unaudited)



                                   At March 31           At December 31
(dollars in millions except per       1995                   1994
share data)

Assets

Investments:
Fixed maturities:
Held to maturity, at amortized cost
(market, 1995, $4,412;
1994, $4,275)                       $  4,631                $  4,650
Available for sale, at market
(cost, 1995, $4,234;
1994, $4,160)                          4,162                   3,981
Common stocks, at market
(cost, 1995, $42; 1994, $51)              38                      44
Preferred stocks, at market (cost,
1995, $27; 1994, $26)                     27                      26
Short-term investments                   318                     421
Mortgage loans                           349                     349
Real estate                              637                     662
Other invested assets                    405                     288
Total investments                     10,567                  10,421

Cash                                      82                      67
Accounts, notes, and other receivables   623                     697
Reinsurance receivables                  651                     554
Servicing carrier receivables            701                     706
Deferred policy acquisition costs        476                     495
Other assets                             829                     834
    Total assets                     $13,929                 $13,774

Liabilities
Unpaid losses, loss expenses,
and policy benefits                 $  9,796                $  9,904
Unearned premiums                        947                     931
Corporate debt                           602                     586
Real estate and other debt                30                      30
Other liabilities                      1,070                     954
    Total liabilities                 12,445                  12,405

Shareholders' Equity
Preferred stock, par value $50.00
(12,000,000 shares authorized;
shares issued, 1995, 5,299,910;
1994, 6,627,896)                         265                     331
Common stock, par value $2.50
(240,000,000 shares authorized;
shares issued, 1995, 101,208,661;
1994, 95,616,460)                        253                     239
Paid-in capital                        1,114                   1,062
Net unrealized gains (losses) on
investments and foreign currency         (65)                   (144)
Minimum pension liability                (63)                    (63)
Retained earnings (deficit)              (20)                    (56)
Total shareholders' equity             1,484                   1,369
Total liabilities and shareholders'
equity                               $13,929                 $13,774


See Notes to Condensed Consolidated Financial Statements.

                                USF&G Corporation
           Condensed Consolidated Statement of Operations (Unaudited)

                                            Three Months Ended March 31
(dollars in millions except                    1995           1994
per share data)

Revenues
Premiums earned                              $   598        $   570
Net investment income                            184            183
Other                                              9              8
  Revenues before realized gains                 791            761
Net realized gains on investments                  4              5
Total revenues                                   795            766
Expenses
Losses, loss expenses, and policy benefits       504            509
Underwriting, acquisition, and operating
expenses                                         237            224
Interest expense                                  11              9
Facilities exit costs (income)                    (6)            -
Total expenses                                   746            742
Income from operations before income taxes        49             24
Provision for income taxes                        -               1
Net income                                      $ 49           $ 23
      Preferred stock dividend requirements        8             12
Net income available to common stock         $    41        $    11
Primary Earnings Per Common Share            $   .42        $   .13
Fully Diluted Earnings Per Common Share      $   .39        $   .13

Weighted average common shares
outstanding (000s):
Primary                                      97,961          85,132
Fully diluted                               119,890          85,132
Dividends declared per common share         $   .05        $    .05

See Notes to Condensed Consolidated Financial Statements.


USF&G Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                             Three Months Ended March 31
(in millions)                                    1995          1994

Operating Activities
Direct premiums collected                     $   506        $   470
Net investment income collected                   170            180
Direct losses, loss expenses and policy
benefits paid                                    (436)          (426)
Net reinsurance activity                           65             13
Underwriting and operating expenses paid         (236)          (214)
Interest paid                                     (11)            (9)
Income taxes paid                                   -              -
Other items, net                                  (10)            (7)
Net cash provided from operating activities        48              7

Investing Activities
Net (purchases) sales and maturities of
short-term investments                            92             (19)
Purchases of fixed maturities held to maturity    -             (197)
Sales of fixed maturities held to maturity        -               13
Maturities/repayments of fixed maturities
held to maturity                                  26             159
Purchases of fixed maturities available
for sale                                        (158)            (49)
Sales of fixed maturities available for sale      23              17
Repayments of fixed maturities available for
sale                                              74             182
Purchases of equities and other investments      (11)           (113)
Sales, maturities, or repayments of equities
and other investments                             65             150
Purchases of property and equipment               (6)             (7)
Disposals of property and equipment                -               3
Net cash provided from investing activities      105             139
Financing Activities Deposits for universal
life and investment contracts                     77              50
Withdrawals of universal life and investment
contracts                                       (202)           (153)
Long-term borrowings                              -              122
Repayments of long-term borrowings                -             (121)
Issuances of common stock                          1               2
Cash dividends paid to shareholders              (14)            (16)
Net cash used in financing activities           (138)           (116)
Increase (decrease) in cash                       15              30
Cash at beginning of period                       67              17
Cash at end of period                           $ 82            $ 47

See Notes to Condensed Consolidated Financial Statements.

Note 1  Basis of Accounting
 The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries ("USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

Note 2  Review of Independent Auditors
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three month periods ended March 31, 1995 and 1994. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

Note 3  Earnings Per Common Share
Primary earnings per common share are based on income, after deduction of preferred stock dividends, and the weighted average number of common shares outstanding during the periods. Common stock equivalents were not included as they were insignificant. Fully diluted earnings per common share assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. Refer to the computation in Exhibit 11.

Note 4  Ratio of Consolidated Earnings to Fixed Charges
For purposes of computing the ratio of consolidated earnings to fixed charges and preferred stock dividends, earnings consist of income before considering income taxes and fixed charges. Fixed charges consist of interest and that portion of rentals that is deemed to be an appropriate interest factor. Refer to the computation in Exhibit 12.

Note 5  Supplemental Cash Flow Information
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:

                                                 Three Months Ended March 31
(in millions)                                        1995         1994
Operating Activities
Net income                                         $   49       $   23
Adjustments to reconcile net income to net
cash provided from operating activities:
Realized gains on investments                          (4)          (5)
Change in insurance liabilities                        27           39
Change in deferred policy acquisition costs            20          (20)
Change in receivables                                 (22)         (62)
Change in other liabilities                            (9)         (24)
Change in other assets                                 (6)          40
Other items, net                                       (7)          16
Net cash provided from operating activities        $   48       $    7

Note 6  Unrealized Gains (Losses) on Investments
At March 31, 1995, gross unrealized losses pertaining to equity securities totaled $7 million. In addition, gross unrealized gains and gross unrealized losses on limited partnerships and other investments totaled $13 million and $6 million, respectively. At March 31, 1995, there were gross unrealized gains of $25 million and gross unrealized losses of $96 million pertaining to fixed maturities available for sale. There were also $6 million of gross unrealized gains relating to a deferred policy acquisition cost ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) o n investments and foreign currency amounted to a gain of $79 million during the three months ended March 31, 1995, compared with a loss of $163 million during the three months ended March 31, 1994.

Note 7  Proceeds From Sales of Fixed Maturity Investments
There were no sales of fixed maturities held to maturity during the three months ended March 31, 1995. During the three month period ended March 31, 1994, proceeds from sales of fixed maturities held to maturity were $13 million. Such
sales involved four different issuers and were based on   evidence of
significant deterioration of the issuers' creditworthiness. Gross gains and gross losses of $1 million were realized on those sales. Proceeds from sales of fixed maturities available for sale were $23 million for the three months ended March 31, 1995, compared with $17 million for the same period in 1994. Gross gains and gross losses of less than $1 million were realized on such sales in 1995 and 1994.

Note 8  Facilities Exit Costs
During 1994, USF&G committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. Facilities exit costs of $183 million were recorded in the fourth quarter of 1994, representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building ("the Tower") from the time USF&G vacates the building through the expiration of the lease in 2009. Facilities exit costs recorded in 1994 did not consider any potential future sublease income, as such income was neither probable nor reasonably estimable at that time. To the extent that additional or extended subleases are subsequently negotiated, the present value of income to be received over the term of those subleases is recognizable in the period such income becomes probable and reasonably estimable. Net income for the three months ended March 31, 1995 includes $6 million of sublease income recognized as a result of USF&G's renegotiation in the first quarter of 1995 of a sublease with a tenant. The new sublease covers two floors of the Tower already occupied by the tenant and extends that occupancy through July 2009.

Note 9 Acquisitions
On April 13, 1995, USF&G consummated a merger with Discover Re Managers, Inc. ("Discover Re"). In the transaction, which will be accounted for as a pooling-of-interests, USF&G exchanged 5.4 million shares of its common stock, approximately $78.5 mil lion, for all of the outstanding equity of Discover Re. Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market. Had the transaction closed on March 31, 1995, the effect on USF&G's reported financial position and results of operations would have been as follows:

(in millions except per share data)    As Reported   Discover Re   Combined
Total assets                             $13,929        $107       $14,036
Revenue                                      795           8           803
Net income                                    49          -             49
Earnings per share:
Primary                                      .42        1.37           .40
Fully diluted                                .39         N/A           .37

In December 1994, USF&G entered into a definitive agreement to acquire all of the outstanding stock of Victoria Financial Corporation ("Victoria") for approximately 4.1 million shares or $55.3 million of USF&G's common stock, depending on the average market price of USF&G's common stock over a specified period preceding the closing of the transaction. Victoria is an insurance holding company which specializes in nonstandard auto coverage. This transaction is expected to close in the second quarter of 1995.

Note 10  Legal Contingencies
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in USF&G's Annual Report to Shareholders for the year ended December 31, 1994.

In the opinion of management, such litigation is not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

10.1. North Carolina workers' compensation litigation
On November 24, 1993, N.C. Steel, Inc. and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against the National Council on Compensation Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers' compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers' compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. Steel, Inc., et al., v. National Council on Compensation Insurance, et al ., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers' compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurer s. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encourage agents to place employers in the assigned risk pool, and improperly promote inefficient claims handling. USF&G has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged constructive fraud an d treble damages under the North Carolina antitrust laws. On February 14, 1995, the trial court granted the defendant's motion to dismiss the complaint. The plaintiffs have appealed the trial court's dismissal of the case. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

10.2. Texas workers' compensation litigation
On April 18, 1994, Mi-De-Pizza, Inc. and ten other Texas insureds filed an amended class action in the District Court of Dallas County, Texas against the NCCI and all insurance companies and certain insurance brokers that wrote workers' compensation insurance in Texas during the period 1987 to 1991. The case, which was subsequently consolidated with another case to which USF&G was not a party and is now captioned Weatherford Roofing Company, et al., v. Employers National Insurance Company, et al ., alleges that the defendants utilized rates and forms that had the effect of charging premium rates in excess of the rates approved by law. The plaintiffs are pursuing recovery of these alleged excess charges under various legal theories, including breach of contract, fraud, civil conspiracy and violation of the Texas Insurance Code and the Texas Business and Commerce Code. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

 10.3. South Carolina workers compensation litigation
On August 22, 1994, the Attorney General of the State of South Carolina filed suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

10.4.  Alabama workers' compensation litigation
On September 14, 1994, three Alabama employers filed a class action captioned
 Four Way Plant Farm, Inc., et al., v. National Council on Compensation Insurance, et al., in the Circuit Court of Bullock County, Alabama on behalf of all Alabama employers that have allegedly been damaged as a result of an alleged conspiracy by the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and numerous other insurance companies which served as servicing carriers for the Alabama involuntary workers' compensation market, to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of Alabama law. The plaintiffs allege that the conspiracy occurred during the period January 1, 1985 to January 1, 1994, and caused inflated deficits in the involuntary market and an alleged excessive expansion of the workers' compensation residual market. The plaintiffs seek unspecified damages on behalf of each member of the proposed class action. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.
 10.5. Proposition 103
In November 1988, voters in the State of California passed Proposition 103, which required insurers doing business in California to rollback most property/casualty premium prices in effect between November 1988 and November 1989 to November 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. In May 1989, the California Supreme Court ruled that an insurer does not have to face insolvency in order to qualify for an exemption from the rollback requirements and is entitled to a fair and reasonable return.

The California Insurance Department's authority to establish regulations setting forth a basis for determining what constitutes a "fair and reasonable return" has been the subject of significant controversy. In August 1994, the California Supreme Court issued its opinion in 20th Century Insurance Company v.
Garamendi, affirming the California Insurance Department's authority to establish a broad industry-wide formula for implementing Proposition 103. The 20th Century Insurance Company subsequently settled the matter with the California Insurance Department, and on February 22, 1995, the United States Supreme Court denied the writ of certiorari filed by the other litigants in the proceedings. It is not clear how the current regulations adopt ed by the California Insurance Department will apply to USF&G, and there are many issues which remain unsettled. The range of liability to USF&G could be from less than $10 million up to approximately $31 million, including interest. The ultimate out come of this issue is not expected to have a material adverse effect on USF&G's results of operations or financial position since any such liability is not expected to materially exceed amounts already reserved.

10.6. Maine "Fresh Start" litigation
In 1987, the State of Maine adopted workers' compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers' compensation market. This legislation, which was popularly known as "Fresh Start," required the Maine Superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers' compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry's share. The Maine Fresh Start statute requires the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

In March 1993, the Superintendent affirmed a prior Decision and Order (known as the "1992 Fresh Start Order") in which he found, among other things, that there were deficits for the 1988, 1989 and 1990 policy years, and that insurance carriers had no t made a good faith effort to expand the voluntary market and consequently were required to bear 50 percent of any deficits relating to the 1989 and 1990 policy years. The Superintendent further found that a portion of these deficits were attributable to servicing carrier inefficiencies and poor investment practices and ordered that these costs be absorbed by insurance carriers. Also, in May 1993, the Superintendent found that insurance carriers would be liable for 50 percent of any deficits relating to the 1991 policy year (the "1993 Fresh Start Order"), but indicated that he would make no further determinations regarding the portions of any deficits attributable to alleged servicing carrier inefficiencies and poor investment practices until his authority to make such determinations was clarified in the various suits involving prior Fresh Start orders.

USF&G was a servicing carrier for the Maine residual market in 1988 through 1991. USF&G withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991. USF&G joined in an appeal of the 1992 Fresh Start Order which was filed April 5, 1993 in the Maine Superior Court. In addition to The Hartford Accident and Indemnity Company and USF&G, the National Council of Compensation Insurance ("NCCI") and several other insurance companies which were servicing carriers during this time frame have instituted similar appeals. Similar appeals of the Superintendent's 1993 Fresh Start Order have been filed by USF&G, the NCCI and several other servicing carriers in the same court. The appeals of the 1993 Fresh Start Order will be heard on a consolidated basis.

On October 17, 1994, the Superior Court of Maine upheld the Superintendent's finding in the 1992 Fresh Start Order that the insurance carriers failed to exercise their good faith best efforts to expand the voluntary market and consequently were required to bear 50 percent of the deficit relating to the 1989 and 1990 policy years. The Superior Court also held that the Superintendent improperly held that $40 million of the deficit should be attributed to the carriers due to servicing carrier inefficiencies and poor investment practices. USF&G and the other parties challenging the Super-intendent's order have appealed to the Maine Law Court, the highest court in Maine, the Superior Court's ruling on the carriers' lack of good faith, and the Superintendent may likewise appeal the Superior Court ruling that it was improper to shift $40 million of the deficit to carriers due to alleged inefficiencies and poor investment practices.

Estimates of the potential deficits vary widely and are continuously revised as loss and claims data matures. If the Superintendent were to prevail on all issues, then the range of ultimate liability for USF&G, based on the most recent estimates provided by the Superintendent and the NCCI, respectively, could range from approximately $12 million to approximately $21 million.

Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of March 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.


ERNST & YOUNG LLP


Baltimore, Maryland
May 12, 1995 This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") and explains the results of operations for the quarter ended March 31, 1995. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter ended March 31, 1995, are compared with those for the same period of 1994, unless otherwise noted. Financial position at March 31, 1995, is compared with December 31, 1994. (Note: A glossary of certain terms used in the discussion can be found at the end of this section. The terms are italicized the first time they appear in text.)

Index
1. Consolidated Results                   11
2. Property/Casualty Insurance Operations 12
3. Life Insurance Operations              15
4. Parent and Noninsurance Operations     17
5. Investments                            17
6. Financial Condition                    21
7. Liquidity                              21
8. Regulation                             22
9. Glossary of Terms                      26


1. Consolidated Results
The table below shows the major components of net income.

                                             Three Months Ended March 31
(in millions)                                   1995          1994
Income from operations before realized
gains, facilities exit costs, and income
taxes                                           $39           $19
Net realized gains on investments                 4             5
Facilities exit (costs) income                    6            -
Income tax expense                               -             (1)
Net income                                      $49           $23

The table below shows the components by major business segment of income from continuing operations before realized gains, facilities exit costs, and income taxes.

                                            Three Months Ended March 31
(in millions)                                  1995          1994
Property/casualty insurance                    $55         $  33
Life insurance                                   5             4
Parent and noninsurance                        (21)          (18)
Income from operations before realized
gains, facilities exit costs, and income
taxes                                          $39           $19

Income from operations before realized gains, facilities exit costs, and income taxes for the property/casualty insurance segment increased $22 million for the quarter ended March 31, 1995, mainly due to improved underwriting results primarily from lower catastrophes. The continued improvement in the life insurance segment resulted principally from higher product sales and improved profit margins. The major factor influencing the $3 million decrease for parent and noninsurance operations was higher interest expense.

During 1994, USF&G developed and committed to a plan to consolidate its Baltimore headquarters facilities. The plan encompasses relocating all USF&G personnel currently residing at the 40-story office building ("the Tower") in downtown Baltimore to the Mount Washington facilities in Baltimore which USF&G owns. Implementation of the plan began in January 1995. The relocation of Tower personnel will begin in mid-1995 and is expected to be substantially completed by the end of 1996. Facilities exit costs recorded in the fourth quarter of 1994 represented the present value of the rent and other operating expenses incurred under the Tower lease from the time USF&G vacates the Tower through the expiration of the lease in 2009. Potential future sublease income was not considered in calculating the facilities exit costs as such income was neither probable nor reasonably estimable at that time. In the first quarter of 1995, USF&G renegotiated and extended the terms of a sublease with a tenant.
The new lease, which covers the two floors of the Tower already occupied by the tenant, expires in July 2009. The present value of the additional income to be received over the term of the new lease, $6 million, was recognized in the first quarter of 1995, and is shown as a separate item captioned "facilities exit costs (income)" in the condensed consolidated statement of operations.
  2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 85 percent of USF&G's revenues in the first quarter of 1995 compared with 83 percent in the same period of 1994. Financial results for this segment were as follows:

                                        Three Months Ended March 31
(in millions)                              1995          1994
Premiums earned*                        $   561       $   533
Losses and loss expenses incurred          (411)         (408)
Underwriting expenses                      (196)         (187)
Net underwriting loss                       (46)          (62)
Net investment income                       109           100
Other revenues and expenses, net             (8)           (5)
Income from operations before realized
gains, facilities exit costs, and
income taxes                            $    55       $    33

*See Glossary of Terms

Improved underwriting results and increased net investment income were the primary reasons for the increase in income from operations before realized gains, facilities exit costs, and income taxes in the first quarter of 1995 when compared with the first quarter of 1994. The underwriting improvement is attributed to lower catastrophe losses and management's efforts over the last several years to improve the overall quality of the book of business. Net investment income improved primarily due t o the property/casualty segment's share of earnings from an equity interest in Renaissance Reinsurance Ltd., an offshore reinsurance company.


 2.1. Premiums earned
Premiums earned totaled $561 million for the first quarter of 1995, compared with $533 million for the same period in 1994. The following table shows the major components of premiums earned and premiums written.

                                          Three Months Ended March 31
                                             1995            1994
                                           Premiums         Premiums
(in millions)                           Earned  Written  Earned  Written
Branch office voluntary production:
Direct                                 $  483  $  492    $ 467   $  473
Ceded reinsurance                         (36)    (40)     (36)     (37)
Net branch office voluntary               447     452      431      436
Voluntary pools and associations            3      (8)      13       13
Involuntary pools and associations*        13      11       27       25
Other premium adjustments                   1      (4)      (1)      (9)
Total primary                             464     451      470      465
Assumed reinsurance: Finite risk           26      48       23       38
Traditional risk                           71      81       40       47
Total assumed                              97     129       63       85
Total                                   $ 561  $  580   $  533   $  550

*See Glossary of Terms

Premiums earned for the quarter ended March 31, 1995, increased $28 million compared with the same period in 1994. The increase is attributable to the increases in branch office voluntary direct premiums and assumed reinsurance premiums. These increases were offset somewhat by a decrease in premiums from voluntary and involuntary pools and associations as a result of reduced participation in these markets.

Branch office direct voluntary premiums written in the first quarter of 1995 are four percent higher when compared with the corresponding period of 1994. Premiums from new business increased 26 percent in the first quarter of 1 995, and retention ratios for both Commercial and Personal Lines improved when compared to the same period in 1994. The table below shows premiums earned and the statutory loss ratios by lines of property/casualty insurance.

                                             Three Months Ended March 31
                                                1995              1994
                                          Premiums Statutory Premiums Statutory
(dollars in millions)                     Earned Loss Ratio  Earned Loss Ratio
Commercial lines                           $290    73.1 %      $301   74.6 %
Fidelity/Surety                              32    37.7          28   28.3
Personal lines                              142    79.5         141   98.4
Total primary                               464    72.7         470   79.0
Assumed reinsurance                          97    76.1          63   58.6
Total                                      $561    73.3 %      $533   76.5%

The decrease in the statutory loss ratio for primary businesses for the first three months of the year, despite significantly higher statutory loss ratios in voluntary and involuntary pools and associations, is primarily due to the lower level of catastrophe losses incurred by those lines in the first quarter of 1995 when compared to the first quarter of 1994. The loss ratio for assumed reinsurance increased in the first quarter of 1995 due primarily to estimated catastrophe losses incurred related to the January 1995 Kobe, Japan earthquake, as well as to unfavorable development from the February 1994 Los Angeles earthquake.

2.2. Underwriting results
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses, and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

Underwriting gains (losses) by major business category are as follows:

                                      Three Months Ended March 31
(in millions)                             1995        1994
Commercial                                $(28)       $(30)
Fidelity/Surety                              5           4
Personal                                   (25)        (46)
Total primary                              (48)        (72)
Assumed reinsurance                          2          10
Net underwriting losses                   $(46)       $(62)
Voluntary                                 $(38)       $(59)
Involuntary                                 (8)         (3)
Net underwriting losses                   $(46)       $(62)

Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                                        Three Months Ended March 31
                                           1995          1994
GAAP underwriting ratios:
Loss ratio                                 73.3 %        76.5 %
Expense ratio*                             35.0          35.2
Combined ratio                            108.3         111.7
Statutory underwriting ratios:
Loss ratio                                 73.3          76.5
Expense ratio                              34.8          34.5
Combined ratio                            108.1         111.0

*See Glossary of Terms

Underwriting results improved by $16 million in the first quarter 1995 when compared with the same period of 1994 primarily due to lower catastrophe losses, particularly in Personal Lines. In the first quarter of 1994, Personal Lines underwriting results were also negatively affected by higher than normal weather related losses not designated as catastrophe losses. Underwriting results for the primary businesses for the first three months of 1995 also benefited from
the overall improvement in the quality and mix of business.   However, this
improvement was partially offset by a $10 million increase in net underwriting losses from voluntary and involuntary pools and associations, which included a $3 million increase in case reserves from a pool for asbestos cases and a $2 million reserve for estimated losses incurred but not reported for the Industrial Risk Insurance ("IRI") pool. USF&G reduced its participation in the IRI pool from 5.5% in the first quarter of 1994 to 1.1% as of March 31, 1995, thereby minimizing the effect of reserve increases reported by the IRI.

Underwriting results in the first quarter of 1995 included $23 million of net catastrophe losses compared with $40 million in the same period of 1994. Gross catastrophe losses were $27 million in the first quarter of 1995 compared with $40 million i n the same period of 1994. The assumed reinsurance business incurred most of the 1995 net catastrophe losses, recognizing estimated losses of $15 million for the January 1995 Kobe, Japan earthquake and further development of $7 million in losses on the February 1994 Los Angeles earthquake. The catastrophe losses in the first quarter of 1994 were primarily incurred by Personal and Commercial Lines and related to severe winter snow and ice storms and the Los Angeles earthquake. Excluding catastrophe losses, the statutory loss ratio of 69.3 for the first three months of 1995 was relatively consistent with that of 69.1 for the first three months of 1994.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of Commercial Lines products.

2.3. Losses incurred and loss reserves
Losses and loss adjustment expenses incurred totaled $411 million for the three months ended March 31, 1995, compared with $408 million for the same period in 1994.

Reserves for unpaid losses and loss expenses totaled $6.1 billion at March 31, 1995, and approximate the December 31, 1994 position. Exclusive of claims from catastrophe losses, pending claims have been reduced by 16 percent and the number of new claims reported has decreased 15 percent since the first quarter of 1994.

USF&G categorizes environmental, asbestos and other long term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims." Reserves for losses that have been reported and certain legal expenses are established on the "case basis." Common circumstance claims which have emerged, while substantial, are a relatively small portion of total claim payments and reserves.

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. Case reserves for these exposures are less than two percent of total reserves for unpaid losses and loss expenses at March 31 , 1995. Other common circumstance claim categories stem from a variety of situations such as lead paint, toxic fumes, breast implants, sexual molestation and other disparate causes, provisions for which are included in the total common circumstance case reserves. The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

(in millions)                 Negligent
                              Construction      Environmental     Asbestos
Total case and bulk reserves
at December 31, 1994            $ 55                $329            $125
Losses incurred                   -                    2               2
Claims (paid) recovered           (3)                (12)              1
Total case and bulk reserves
at March 31, 1995               $ 52                $319            $128

Management believes that USF&G's reserve position is adequate relative to its exposure to environmental and asbestos matters, and compares favorably to other large property/casualty insurers. USF&G's customer base generally does not include large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G has traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures are generally restricted to primary coverage limits. In a study published in 1994, A.M. Best Company, Inc., an insurance rating agency, measured the environmental and asbestos reserves held by property/casualty insurers in terms of the number of years the reserves could fund the current rate of claim payments, described as the "survival ratio". A.M. Best extrapolated a projected 1994 industry average of 6.9 years based on selected industry data, although its report noted that such estimate was subject to variation depending on, among other things, the source information included in the study and judgmental adjustments applied by A.M. Best to exclude two large property/casualty insurers because of what A.M. Best regarded as extraordinary reserve strengthening for asbestos claims in response to specific asbestos litigation exposures those companies faced. USF&G separately calculated its 1994 survival ratio to be approximately 13.5 years for environmental and asbestos losses. USF&G's survival ratio using a five year average of claims payments is 11.4 years.

The level of loss reserves for both current and prior years' claims is continually monitored and adjusted for changing economic, social, judicial and legislative conditions, as well as for changes in historical trends as information regarding such conditions and actual claims develops. Management believes that loss reserves are adequate, but establishing appropriate reserves, particularly with respect to environmental, asbestos and other long-term exposure claims, is highly judgmental and an inherently uncertain process. It is possible that, as conditions change and claims experience develops, additional reserves may be required in the future. There can be no assurance that such adjustments will not have a material adverse effect on USF&G's results of operations or financial condition.

3.  Life Insurance Operations
Life insurance operations ("F&G Life") represent 14 percent of USF&G's total revenues for the first quarter of 1995 compared with 15 percent for the same period of 1994. F&G Life also represents 33 percent of the assets at March 31, 1995 and December 31, 1994.

F&G Life's financial results were as follows:

                                          Three Months Ended March 31
(in millions)                                  1995        1994
Premiums                                       $ 37      $   37
Net investment income                            77          83
Policy benefits                                 (93)       (101)
Underwriting and operating expenses             (16)        (15)
Income from operations before realized
gains,  facilities exit costs, and income
taxes                                        $    5      $    4

Income comparisons between the first quarters of 1995 and 1994 were affected by lower investment income and policy benefits. Strong expense control efforts are resulting in generally flat underwriting and operating expenses despite the significant increase in sales. The decrease in policy benefits is due primarily to lower interest credited costs from the lower policyholder base. Net investment income when compared with the same period of the previous year decreased primarily due to the sale of a majority of the timberland investment recorded in the first quarter of 1994. Investment income for F&G life is expected to decrease over the remainder of 1995 because of a declining asset base resulting from annuities being surrendered. 3.1. Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type:

                                         Three Months Ended March 31
(in millions)                               1995          1994
Distribution System:
Direct-structured settlements               $ 23          $ 21
Property/casualty brokerage                   15            12
National brokerage                            13            10
National wholesaler                           24            14
Senior distribution                            2             -
Other                                          7             8
Total                                       $ 84          $ 65
Product Type:
Structured settlement annuities             $ 23          $ 21
Single premium deferred annuities             28            17
Tax sheltered annuities                       22            12
Other annuities                               10            13
  Life insurance                               1             2
Total                                       $ 84          $ 65

Sales increased in the first quarter of 1995 by 29 percent over the same period in 1994. This increase was led by single premium deferred annuities ("SPDAs") and tax sheltered annuities. F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected products, and modifying current product offerings to meet customer needs. Despite F&G Life's attention to e xpanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. As a result, there is no assurance that the improved sales trend will continue at the same level. Total life insurance in force was $11.7 billion at March 31, 1995 and $11.8 billion at December 31, 1994.

3.2. Policy surrenders
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. Single premi um deferred annuities, which represent 65 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years. Newer products that have been issued d uring 1994 and 1995 have surrender charges that decline from nine percent in the first policy year to zero percent in the tenth and later policy years. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $187 million for the three months ended March 31, 1995. This compares with $131 million for the same period in 1994. Surrender activity has increased as a result of expiring surrender charges, primarily on the national bro kerage block of SPDA, as policyholders seek other investment alternatives.

Management has implemented a policy conservation program that provided policyholders with a competitive renewal option within F&G Life once their surrender charge period had expired. Due to the current interest rate environment, this option was susp ended on January 1, 1995. As of March 31, 1995, policyholders representing approximately 22 percent of the expiring block had elected this option. An additional 24 percent of the expiring block was retained under the terms of the original contract, free of surrender charges and at interest rates which are adjusted annually.

The total account value of F&G Life's deferred annuities is $2.2 billion, 16 percent of which is surrenderable at current account value (i.e., without surrender charges). The surrender charge period on an additional $1.2 billion of F&G Life's single premium deferred annuity products expires through the end of 1997, of which $456 million expires during the remainder of 1995. The experience thus far for $833 million of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the first quarter of 1995 indicates that on average, 55 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates
trend upward.   While this will put pressure on F&G Life's ability to increase assets, given the relatively high interest rates credited when these annuity were issued, overall profit margins would continue to improve as they surrender or rollover to new products with lower rates. Management believes that F &G Life, with a liquid assets to surrender value ratio of 129 percent at March 31, 1995, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

 4.  Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and net losses from noninsurance operations were as follows:

                                    Three Months Ended March 31
(in millions)                           1995        1994
Parent Company Expenses:
Interest expense                        $(10)       $(8)
Unallocated expense, net                 (11)        (9)
Noninsurance Operations                   -          (1)
Loss from  operations before
realized gains,  facilities exit costs,
and income taxes                        $(21)      $(18)

The results for parent and noninsurance operations for the first quarter of 1995 show an increase in loss from operations of $3 million when compared to the first quarter of 1994. This increase is primarily due to higher interest expense as a result of the higher short-term interest rate environment and the refinancing of corporate debt in 1994.

5.  Investments
At March 31, 1995, USF&G's investment mix is comparable with year-end 1994. Long-term fixed maturities comprise 83 percent of total investments at March 31, 1995 and December 31, 1994. The table below shows the distribution of USF&G's investment po rtfolio.

(dollars in millions) At March 31, 1995  At December 31, 1994
Total investments               $10,567               $10,421
Fixed maturities:
  Held to maturity                   44 %                  45%
  Available for sale                 39                    38
    Total fixed maturities           83                    83
  Common and preferred stocks         2                     1
  Short-term investments              3                     4
  Mortgage loans and real estate      9                    10
  Other invested assets               4                     2
    Total                           100 %                 100 %

5.1. Net investment income
The following table shows the components of net investment income.

                                     Three Months Ended March 31
(dollars in millions)               1995                  1994
Net investment income from:
  Fixed maturities                  $163                  $170
  Equity securities                    1                     -
  Short-term investments               6                     3
  Real estate and mortgage loans      12                    17
  Other, less expenses                 2                    (7)
    Total                           $184                  $183
Average yields (annualized):         6.9%                  6.6%

Investment income from fixed maturities has decreased due to an asset base which
declined in order to meet SPDA surrenders and other cash flow needs.   Average
yields on fixed maturities were 7.4 percent and 7.3 percent for the quarters ended March 3 1, 1995 and 1994, respectively. Interest on short-term investments has increased due to higher short-term interest rates. Other income less expenses improved primarily due to USF&G's share of earnings from an equity interest in Renaissance Reinsurance Ltd. ("Renaissance Re"), an offshore reinsurance company. USF&G recorded $8 million of net investment income from Renaissance Re during the first quarter of 1995, compared with a loss of less than $1 million for the first quarter 1994. Include d in investment income on real estate and mortgage loans for the first quarter of 1994 is $8 million related to timberland properties in F&G Life which were sold in 1994.

5.2.  Realized gains (losses)
The components of net realized gains (losses) include the following:

                                     Three Months Ended March 31
(in millions)                            1995              1994
Net gains (losses) from sales:
  Fixed maturities                       $  1              $  2
  Equity securities                         1                (1)
  Real estate and other                     5                12
    Total net gains                         7                13
Impairments:
  Fixed maturities                          -                 -
  Equity securities                         -                 -
  Real estate and other                    (3)               (8)
    Total impairments                      (3)               (8)
  Net realized gains                    $   4              $  5

Other realized gains of $4 million for the first quarter of 1995 primarily relate to USF&G's equity in the realized gains of certain limited partnership investments. F&G Life's sale of timberland properties resulted in the majority of the realized g ains from sales of real estate in the first quarter of 1994. Provisions for impairment relate to certain investments, declines in the fair value of which are judged to be other than temporary.

5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:

                                         Three Months Ended March 31
(dollars in millions)                                           1995
Fixed maturities available for sale                           $  108
Deferred policy acquisition costs adjustment                     (27)
Equity securities                                                  2
Other                                                             (4)
  Total                                                         $ 79

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains/losses reported as a component of
shareholders' equity.   An average interest rate decrease of 67 basis points
during the first quart er of 1995 reduced the prior year's unrealized loss on fixed maturities available for sale from $179 million to $71 million at March 31, 1995. This was partially offset by a related change in F&G Life's DPAC adjustment from the prior year's unrealized gain of $33 million to an unrealized gain of $6 million at March 31, 1995. This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization.

5.4. Fixed maturity investments
The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)             At March 31, 1995     At December 31, 1994
Corporate investment-grade bonds  $5,063         57%    $5,017            57%
Mortgage-backed securities         1,896         21      1,915            22
Asset-backed securities              970         11        931            10
U.S.  Government bonds               293          3        277             3
High-yield bonds*                    596          7        616             7
Tax-exempt bonds                      39          1         47             1
Other                                  7          -          7             -
  Total fixed maturities at
     amortized cost                8,864        100      8,810           100
Total market value of fixed
  maturities                       8,575                 8,256
Net unrealized gains (losses)     $ (289)               $ (554)
Percent market-to-amortized cost                 97%                      94%
*See Glossary of Terms

                          At March 31, 1995             At December 31, 1994
                                           Net                               Net
                   Amortized Market Unrealized       Amortized Market Unrealized
(in millions)           Cost  Value     (Loss)            Cost  Value     (Loss)
Fixed maturities:
  Held to maturity    $4,630 $4,412      $(218)         $4,650 $4,275     $(375)
  Available for sale   4,234  4,163        (71)          4,160  3,981      (179)
    Total             $8,864 $8,575      $(289)         $8,810 $8,256     $(554)

Decreasing interest rates, which resulted in rising bond prices, were responsible for the three percentage point increase in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1994.

Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at March 31, 1995 and December 31, 1994. The following table shows the credit quality of the long-term fixed maturity port folio as of March 31, 1995.

                                                                       Percent
                                                                       Market-
                       Amortized                       Market     to-Amortized
(dollars inmillions)        Cost        Percent         Value             Cost
U.S.  Government and
  U.S.Government Agencies $2,064             23%       $2,019              98%
AAA                        1,392             16         1,369              98
AA                         1,318             15         1,242              94
A                          2,435             27         2,358              97
BBB                        1,059             12         1,025              97
Below BBB                    596              7           562              94
  Total                   $8,864            100%       $8,575              97%

USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at March 31, 1995 and December 31, 1994. Of the total high-yield bond portfolio, 71 percent is held by the life insurance segment, representing 10 perc ent of F&G Life's total investments.

The table below illustrates the credit quality of USF&G's high-yield bond portfolio as of March 31, 1995.

                                                                  Percent
                                                                  Market-
                         Amortized               Market      to-Amortized
(dollars in millions)         Cost   Percent      Value              Cost
BB                            $352        59%      $327                93%
B                              242        41        233                96
CCC and lower                    2         -          2               100
Total                         $596       100%      $562                94%

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

At March 31, 1995, USF&G's five largest investments in high-yield bonds totaled $88 million in amortized cost and had a market value of $70 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and 0.3 percent of the total fixed maturity portfolio.

5.5. Real estate
The table below shows the components of USF&G's real estate portfolio:

(in millions)                 At March 31, 1995        At December 31, 1994
Mortgage loans                   $   349                    $   349
Equity real estate                   735                        760
Reserves                             (98)                       (98)
  Total                          $   986                     $1,011

The decrease in real estate from the prior year is primarily due to first quarter 1995 sales of two properties.

USF&G's real estate investment strategy emphasizes diversification by geographic region and property type. The diversification of USF&G's mortgage loan and real estate portfolio at March 31, 1995, is as follows:

Geographic Region         Type of Property     Development Stage
Pacific/Mountain   35%    Office         37%   Operating property  74%
Midwest            20     Land           26    Land development    11
Southeast          15     Apartments     25    Land packaging      15
Mid-Atlantic       17     Retail/other    7
Southwest           8     Industrial      5
Northeast           5

Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals ar e performed by professionally certified appraisers.

At March 31, 1995, USF&G's five largest real estate investments had a book value of $301 million. The largest single investment was a land development project located in San Diego, California with a book value of $87 million, or nine percent of the t otal real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. The level of nonperforming real estate investments at March 31, 1995 is consistent with December 31, 1994.

The book value of the components of nonperforming real estate are as follows:

(dollars in millions)                  At March 31, 1995    At December 31, 1994
Real estate acquired through
  foreclosure or deed-in-lieu
  of foreclosure*                                $117                 $117
Land investments*                                  58                   56
Nonperforming equity investments*                  35                   35
  Total nonperforming real estate                $208                 $208
Real estate valuation allowance                  $(98)                $(98)
Reserves/nonperforming real estate                 47%                  47%
*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $98 milli on, or ten percent of the entire real estate portfolio at March 31, 1995 and December 31, 1994. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at March 31, 1995 continues to adequately reflect the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, additional reserves may be required. Prospectively, efforts will continue to reduce risk and inc rease yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition
6.1. Assets
USF&G's assets totaled $13.9 billion at March 31, 1995, compared with $13.8 billion at December 31, 1994. The $0.1 billion increase is primarily due to a $109 million increase in the market value of fixed maturity investments available for sale.

6.  2. Debt
USF&G's debt totaled $602 million at March 31, 1995, compared with $586 million at December 31, 1994. The increase in debt is primarily attributable to the $14 million of foreign currency translation adjustments from non-U.S. dollar denominated debt . As a result of entering into currency forward agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. USF&G's real estate and other debt totaled $30 million at March 31, 1995 and December 31, 1994.

On May 11, 1995, USF&G issued $150 million of 7% Senior Notes due 1998. Interest on the debt is payable semiannually. Proceeds from the issuance will be used to repay or repurchase outstanding indebtedness. Subject to market conditions, USF&G plan s to refinance other outstanding debt over the next several years.

6.3. Shareholders' equity
USF&G's shareholders' equity totaled $1.5 billion at March 31, 1995, compared with $1.4 billion at December 31, 1994. The increase is primarily the result of approximately $109 million increase in unrealized gains on fixed maturity investments avail able for sale less a $27 million change in the related life insurance segment DPAC adjustment. In addition, shareholders' equity increased due to net income of $49 million less $13 million in common and preferred stock dividends.

6.4. Capital strategy
During 1994, USF&G called for redemption 2.4 million shares of its Series C Preferred Stock. The remaining shares were called for redemption effective February 24, 1995. As a result of these calls, over 93 percent of the Series C Preferred Stock co nverted into 14.7 million shares of common stock in accordance with the terms of the Series C Preferred Stock. Pursuant to arrangements the Corporation previously entered into with an unaffiliated financial institution, USF&G sold 716,600 shares of common stock to this institution to fund a portion of the cash redemptions resulting from these calls.

On April 13, 1995, USF&G consummated a merger with Discover Re Managers, Inc. ("Discover Re"). In the transaction, which will be accounted for as a pooling-of-interests, USF&G exchanged 5.4 million shares of its common stock, approximately $78.5 mil lion, for all of the outstanding equity of Discover Re. Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market.

In December 1994, USF&G entered into a definitive agreement to acquire all of the outstanding stock of Victoria Financial Corporation ("Victoria") for approximately 4.1 million shares or $55.3 million of USF&G's common stock, depending on the average market price of USF&G's common stock over a specified period preceding the closing of the transaction. Victoria is an insurance holding company which specializes in nonstandard auto coverage. This transaction is expected to close in second quarter of 1995.

7. Liquidity
7.1. Cash flow from operations
USF&G had cash flow from operations of $48 million and $7 million for the quarters ended March 31, 1995 and 1994, respectively. The primary factor for the increase is a $36 million increase in premiums collected, a $52 million increase in net reinsu rance activity which relates to an increase in F&G Re's written premium of $44 million over the prior quarter.

7.2. Credit facilities At March 31, 1995, USF&G maintained a $400 million committed credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $215 million at March 31, 1995 and December 31, 1994. The credit agree ment contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at March 31, 1995 and December 31, 1994.

In addition, at March 31, 1995, USF&G maintained a $100 million foreign currency credit facility and a $100 million letter of credit facility. At March 31, 1995, there were no borrowings on the foreign currency credit facility; the balance outstandi ng on the letter of credit facility was $11 million.

7.3. Marketable securities
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $8.6 billion at March 31, 1995, which represents 97 percent of its amortized cost. At March 31, 1995, equity securities, which are reported at market value in the balance sheet, totaled $70 million. Short-term investments totaled $421 million.

7.4. Liquidity restrictions
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, a Maryland insurance subsidiary such as USF&G Company must pro vide the Maryland Insurance Commissioner with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid durin g the immediately preceding twelve month period, would be in excess of 10% of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty day period has expire d and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Maryland Insurance Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition. Dividends of approximately $157 million are currently available for payment to USF&G Corporation from USF&G Company during 1995 without providing the notice required for extraordinary dividends.

8.  Regulation
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance com panies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the abil ity to withdraw from certain lines of business such as personal lines and workers' compensation, and other matters. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerou s initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. Proposals to adopt a federal regulatory framework have also been discus sed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations. Additional information regarding legal and regulatory contingencies may be found in Note 10, "Legal Contingencies," to the condensed consolidated financial statements, as well as in USF&G's Annual Report to Shareholders for the year ended December 31, 1994.

8.1. Glass-Steagall reform
During the current session of Congress, legislative proposals to restructure the U.S. financial services industry through repeal or modification of the Glass-Steagall Act and the Bank Holding Company Act have been advanced in both Houses of Congress and advocated by the Administration. The proposals would, to varying degrees, allow banks to affiliate with other financial services providers, including insurance companies. It is unclear whether or to what extent any final legislation would addre ss bank insurance authority, and no reliable prediction can be made at this time as to the ultimate outcome of the legislative deliberations regarding restructuring of the financial services industry or the effect such legislation may have on USF&G. 9. Glossary of Terms

Account value: Deferred annuity cash value available to policyholders before the assessment of surrender charges.

Catastrophe losses: Property/casualty insurance claim losses resulting from a sudden calamitous event, such as a severe storm, are categorized as catastrophes when they meet certain severity and other criteria determined by a national organization .

Expense ratio: The ratio of underwriting expenses to net premiums written, if determined in accordance with statutory accounting practices ("SAP"), or the ratio of underwriting expenses (adjusted by deferred policy acquisition costs) to earned premi ums, if determined in accordance with GAAP.

High-yield bonds: Fixed maturity investments with a credit rating below the equivalent of Standard & Poor's "BBB". In addition, nonrated fixed maturities that, in the judgment of USF&G, have credit characteristics similar to those of a fixed maturi ty rated below BBB are considered high-yield bonds.

Involuntary pools and associations: Property/casualty insurance companies are required by state laws to participate in a number of assigned risk pools, automobile reinsurance facilities, and similar mandatory plans ("involuntary market plans"). The se plans generally require coverage of less desirable risks, principally for workers compensation and automobile liability, that do not meet the companies' normal underwriting standards. As mandated by legislative authorities, insurers generally par ticipate in such plans based upon their shares of the total writings of certain classes of insurance.

Liquid assets to surrender value: GAAP liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender chargers. A measure of a life insurance company's ability to meet liquidity needs in case of policy surrenders.

Loss ratio: The ratio of incurred losses and loss adjustment expenses to earned premiums, determined in accordance with SAP or GAAP, as applicable. The difference between SAP and GAAP relates to deposit accounting for GAAP related to financial rein surance assumed. Nonperforming real estate: Mortgage loans and real estate investments that are not performing in accordance with their contractual terms or that are performing at an economic level significantly below expectations. Included in the table of nonperforming real estate are the following terms:

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

Premiums earned: The portion of premiums written applicable to the expired period of policies.

Premiums written:  Premiums retained by an insurer.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss expenses incurred and "underwriting" expenses incurred.



U    S    F    &    G       C    o    r    p    o    r    a    t    i    o  n

                          Part II.  Other Information


Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.

Exhibit   3.   Articles of Incorporation.
Exhibit  11.   Computation of Earnings per Share.
Exhibit  12.   Computation of Ratio of Earnings to Fixed
               Charges and Preferred Stock Dividends.
Exhibit 15.    Letter Regarding Unaudited Interim Financial
               Information.


(b) Reports on Form 8-K.

The Registrant filed a Form 8-K on January 12, 1995, reporting under Item 5, Other Events, a press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Discover Re Managers, Inc. equity for appro ximately $78.5 million of USF&G common stock and options.

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




                         ARTICLES OF INCORPORATION

                                    OF

                             USF&G CORPORATION










                               USF&G CORPORATION

                          ARTICLES OF INCORPORATION


   FIRST: THE UNDERSIGNED, Elver T. Pearson, whose address is 100
Light Street, Baltimore, Maryland 21202, being at least eighteen years of age, acting as incorporator, does hereby form a corporation under the General Laws of the State of Maryland.

   SECOND: The name of the corporation (which is hereinafter called the "Corporation") is:

                         USF&G CORPORATION

   THIRD: The purposes for which and any of which the Corporation is formed and the business and objects to be carried on and promoted by it are:

   (1) To purchase, own, and hold the stock of other corporations, and to do every act and thing covered generally by the denomination "holding company";

   (2) To purchase, subscribe for, acquire, own, hold, sell, exchange, assign, transfer, create security interests in, pledge, or otherwise dispose of shares, or voting trust certificates for shares, of the capital stock of, or any bonds, notes, securities, or evidences of indebtedness created by, any other corporation or corporations organized under the laws of this state or any other state or district, county, nation or government; and

   (3) To engage in any one or more businesses or transactions, or to acquire all or any portion of any entity engaged in any one or more businesses or transactions which the Board of Directors may from time to time authorize or approve, whether or not related to the business described elsewhere in this Article or to any other business at the time or theretofore engaged in by the Corporation.

   The foregoing enumerated purposes and objects shall be in no way limited or restricted by reference to, or inference from, the terms of any other clause of this or any other Article of the charter of the Corporation, and each shall be regarded as independent; and they are intended to be and shall be construed as powers as well as purposes and objects of the Corporation and shall be in addition to and not in limitation of the general powers of corporations under the General Laws of the State of Maryland.

   FOURTH: The present address of the principal office of the Corporation in this state is 100 Light Street, Baltimore,
Maryland 21202.

   FIFTH: The name and address of the resident agent of the Corporation in this state are John A. MacColl, 100 Light Street,
Baltimore, Maryland 21202. Said resident agent is a citizen of the State of Maryland who resides there.

   SIXTH: The total number of shares of stock of all classes which the Corporation has authority to issue is 252,000,000 having an aggregate par value of $1,200,000,000 of which 240,000,000 shares of the par value of $2.50 per share, amounting in aggregate par value to $600,000,000, shall be Common Stock, and 12,000,000 shares of the par value of $50.00 per share, amounting in aggregate par value to $600,000,000, shall be Preferred Stock.

   SEVENTH: The following is a description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the Common Stock and the Preferred Stock of the Corporation:

                            COMMON STOCK

   (1) The Common Stock shall not be subject to classification or reclassification by the Board of Directors, and shall have the rights and terms hereinafter specified, subject to the terms of any other stock provided in the charter pursuant to classification or reclassification by the Board of Directors or otherwise in accordance with law.

   (2) Each share of Common Stock shall have one vote, and, except as otherwise provided in respect of any Preferred Stock, the exclusive voting power for all purposes shall be vested in the holders of the Common Stock.

   (3) Subject to the provisions of law and any preferences of any Preferred Stock, dividends may be paid on the Common Stock of the Corporation at such time and in such amounts as the Board of Directors may deem advisable.

   (4) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Common Stock shall be entitled, after payment or provision for payment of the debts and other liabilities of the Corporation and the amount to which the holders of any Preferred Stock shall be entitled, to share ratably in the remaining net assets of the Corporation.

                           PREFERRED STOCK
   (5) The Board of Directors shall have authority to classify and reclassify any unissued shares of the Preferred stock from time to time by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, and qualifications, or terms or conditions of redemption, of the Preferred Stock;
provided, that the Board of Directors shall not classify or reclassify any of such shares into shares of the Common Stock, or into any class or series of stock (i) which is not prior to the Common Stock either as to dividends or upon liquidation and
(ii) which is not limited in some respects either as to dividends or upon liquidation. Subject to the foregoing, the power of the Board of Directors to classify and reclassify any of the shares of Preferred Stock shall include, without limitation, subject to the provisions of the charter, authority to classify or reclassify any unissued shares of such stock into a class or classes of preferred stock, preference stock, special stock or other stock, and to divide and classify shares of any class into one or more series of such class, by determining, fixing or altering one or more of the following:

         (a) The distinctive designation of such class or series and the number of shares to constitute such class or series; provided that, unless otherwise prohibited by the terms of such or any other class or series, the number of shares of any class or series may be decreased by the Board of Directors in connection with any classification or reclassification of unissued shares and the number of shares of such class or series may be increased by the Board of Directors in connection with any such classification or reclassification, and any shares of any class or series which have been redeemed, purchased, otherwise acquired or converted into shares of Common Stock or any other class or series shall remain part of the authorized Preferred
     Stock and be subject to classification and reclassification as provided in this Section.

         (b) Whether or not and, if so, the rates, amounts and times at which, and the conditions under which, dividends shall be payable on shares of such class or series, whether any such dividends shall rank senior or junior to or on a parity with the dividends payable on any other class or series of Preferred
     Stock, and the status of any such dividends as cumulative, cumulative to a limited extent, or non-cumulative and as participating or non-participating.

         (c) Whether or not shares of such class or series shall have voting rights, in addition to any voting rights provided by law and, if so, the terms of such voting rights.

         (d) Whether or not shares of such class or series shall have conversion or exchange privileges and, if so, the terms and conditions thereof, including provision for adjustment of the conversion or exchange rate in such events or at such times as the Board of Directors shall determine.

         (e) Whether or not shares of such class or series shall be subject to redemption and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; and whether or not there shall be any sinking fund or purchase account in respect thereof, and if so, the terms thereof.

         (f) The rights of the holders of shares of such class or series upon the liquidation, dissolution or winding up of the affairs of, or upon any distribution of the assets of, the Corporation, which rights may vary depending upon whether such liquidation, dissolution or winding up is voluntary or involuntary and, if voluntary, may vary at different dates, and whether such rights shall rank senior or junior to or on a parity with such rights of any other class of series of Preferred Stock.

         (g) Whether or not there shall be any limitations applicable, while shares of such class or series are outstanding, upon the payment of dividends or making of distributions on, or the acquisition of, or the use of moneys for purchase or redemption of, any stock of the Corporation, or upon any other action of the Corporation, including action under this Section, and, if so, the terms and conditions thereof.

         (h) Any other preferences, rights, restrictions, including restrictions on transferability, and qualification of shares of such class or series, not inconsistent with law and the charter of the Corporation.

   (6) For the purposes hereof and of any articles supplementary to the charter providing for the classification or reclassification of any shares of Preferred Stock or of any other charter document of the Corporation (unless otherwise provided in any such articles or documents), any class or series of stock of the Corporation shall be deemed to rank:
         (a) prior to another class or series either as to dividends or upon liquidation, if the holders of such class or series shall be entitled to the receipt of dividends or of amounts distributable on liquidation, dissolution or winding up, as the case may be, in preference or priority to holders of such other class or series;

         (b) on a parity with another class or series either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation price per share thereof be different from those of such others, if the holders of such class or series of stock shall be entitled to receipt of dividends or amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or redemption or liquidation prices, without preferences or priority over the holders of such other class or series; and

         (c) junior to another class or series either as to dividends or upon liquidation, if the rights of the holders of such class or series shall be subject or subordinate to the rights of the holders of such other class or series in respect of the receipt of dividends or the amounts distributable upon liquidation, dissolution or winding up, as the case may be.

   EIGHTH: The number of directors of the Corporation shall be three (3), which number may be increased or decreased pursuant to the By-Laws of the Corporation, but shall never be less than the minimum number permitted by the General Laws of the State of Maryland now or hereafter in force. The names of the directors who will serve until the first annual meeting and until their successors are elected and qualify are as follows: Charles H. Foelber, Jack Moseley and Larry P. Scriggins.

   NINTH: The following provisions are hereby adopted for the purpose of defining, limiting, and regulating the powers of the Corporation and of the directors and stockholders:

   (1) The Board of Directors is hereby empowered to authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class or classes, whether now or hereafter authorized, for such consideration as may be deemed advisable by the Board of Directors and without any action by the stockholders.

   (2) No holder of any stock or any other securities of the Corporation, whether now or hereafter authorized, shall have any preemptive right to subscribe for or purchase any stock or any other securities of the Corporation other than such, if any, as the Board of Directors, in its sole discretion, may determine and at such price or prices and upon such other terms as the Board of Directors, in its sole discretion, may fix; and any stock or other securities which the Board of Directors may determine to offer for subscription may, as the Board of Directors in its sole discretion shall determine, be offered to the holders of any class, series or type of stock or other securities at the time outstanding to the exclusion of the holders of any or all other classes, series or types of stock or other securities at the time outstanding.

   (3) The Board of Directors shall have power from time to time and in its sole discretion to determine in accordance with sound accounting practice, what constitutes annual or other net profits, earnings, surplus, or net assets in excess of capital;
to fix and vary from time to time the amount to be reserved as working capital, or determine that retained earnings or surplus shall remain in the hands of the Corporation; to set apart out of any funds of the Corporation such reserve or reserves in such amount or amounts and for such proper purpose or purposes as it shall determine and to abolish any such reserve or any part thereof; to distribute and pay distributions or dividends in stock, cash or other securities or property, out of surplus or any other funds or amounts legally available therefor, at such times and to the stockholders of record on such dates as it may, from time to time, determine; and to determine whether and to what extent and at what times and places and under what conditions and regulations the books, accounts and documents of the Corporation, or any of them shall be open to the inspection of stockholders, except as otherwise provided by statute or by the By-Laws, and, except as so provided, no stockholder shall have any right to inspect any book, account or document of the Corporation unless authorized so to do by resolution of the Board of Directors.

   (4) A contract or other transaction between the Corporation and any of its directors or between the Corporation and any other corporation, firm or other entity in which any of its directors is a director or has a material financial interest is not void or voidable solely because of any one or more of the following:
the common directorship or interest; the presence of the director at the meeting of the Board of Directors which authorizes, approves, or ratifies the contract or transaction;
or the counting of the vote of the director for the authorization, approval, or ratification of the contract or transaction. This Section applies if:

         (a) the fact of the common directorship or interest is disclosed or known to: the Board of Directors and the Board authorizes, approves, or ratifies the contract or transaction by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum; or the stockholders entitled to vote, and the contract or transaction is authorized, approved, or ratified by a majority of the votes cast by the stockholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or corporation, firm, or other entity; or

         (b) the contract or transaction is fair and reasonable to the Corporation.

   Common or interested directors or the stock owned by them or by an interested corporation, firm, or other entity may be counted in determining the presence of a quorum at a meeting of the Board of Directors or at a meeting of the stockholders, as the case may be, at which the contract or transaction is authorized, approved, or ratified. If a contract or transaction is not authorized, approved, or ratified in one of the ways provided for in clause (a) of the second sentence of this Section, the person asserting the validity of the contract or transaction bears the burden of proving that the contract or transaction was fair and reasonable to the Corporation at the time it was authorized, approved, or ratified. The procedures in this Section do not apply to the fixing by the Board of Directors of reasonable compensation for a director, whether as a director or in any other capacity.

   (5) The Corporation shall indemnify (a) its directors to the full extent provided by the General Laws of the State of Maryland now or hereafter in force, including the advance of expenses under the procedures provided by such laws; (b) its officers to the same extent it shall indemnify its directors;
and (c) its officers who are not directors to such further extent as shall be authorized by the Board of Directors and be consistent with law. The foregoing shall not limit the authority of the Corporation to indemnify other employees and agents consistent with law.

   (6) The Corporation reserves the right from time to time to make any amendments of its charter which may now or hereafter be authorized by law, including any amendments changing the terms or contract rights, as expressly set forth in its charter, of any of its outstanding stock by classification, reclassification or otherwise; but no such amendment which changes such terms or contract rights of any of its outstanding stock shall be valid unless such amendment shall have been authorized by not less than a majority of the aggregate number of the votes entitled to be cast thereon, by a vote at a meeting or in writing with or without a meeting.

   (7) To the fullest extent permitted by Maryland statutory or decisional law, as amended or interpreted, no director or officer of this Corporation shall be personally liable to the Corporation or its stockholders for money damages. No amendment of the Charter of the Corporation or repeal of any of its provisions shall limit or eliminate the benefits provided to directors and officers under this provision with respect to any act or omission which occurred prior to such amendment or repeal.

   The enumeration and definition of particular powers of the Board of Directors included in the foregoing shall in no way be limited or restricted by reference to or inference from the terms of any other clause of this or any other Article of the charter of the Corporation, or construed as or deemed by inference or otherwise in any manner to exclude or limit any powers conferred upon the Board of Directors under the General Laws of the State of Maryland now or hereafter in force.

   TENTH:  The duration of the Corporation shall be perpetual.



   IN WITNESS WHEREOF, I have signed these Articles of
Incorporation acknowledging the same to be my act, on July 22, 1981.



Witness:




/SAMUEL H. McCOY, II/                 /ELVER T. PEARSON/

                             USF&G CORPORATION

                           ARTICLES OF AMENDMENT


   USF&G CORPORATION, a Maryland corporation , having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

   FIRST: The Charter of the Corporation is hereby amended as follows:

         (a) By changing and reclassifying each one (1) share of Common Stock, $2.50 par value, issued at the time of effectiveness of this Amendment into two (2) shares of Common Stock, $2.50 par value; and

         (b) by deleting Article SIXTH of the Articles of Incorporation in its entirety and in lieu thereof substituting the following:

               "SIXTH:   The total number of shares of stock of all
         classes which the Corporation has authority to issue is 132,000,000 shares having an aggregate par value of $900,000,000, of which 120,000,000 shares of the par value of $2.50 per share, amounting in aggregate par value to $300,000,000, shall be Common Stock, and 12,000,000 shares of the par value of $50.00 per share, amounting in aggregate par value to $600,000,000, shall be Preferred Stock."

   SECOND:   (a)   As of immediately before the amendment the total
number of shares of stock of all classes which the Corporation has authority to issue is 44,000,000 shares, of which 4,000,000 shares are Preferred Stock (par value $50.00 per share) and 40,000,000 shares are Common Stock (par value $2.50 per share).

             (b) As amended the total number of shares of stock of all classes which the Corporation has authority to issue is 132,000,000 shares, of which 12,000,000 shares are Preferred
Stock (par value $50.00 per share) and 120,000,000 shares are Common Stock (par value $2.50 per share).

             (c) The aggregate par value of all shares having a par value is $300,000,000 before the amendment and $900,000,000 as amended.

             (d) The descriptions of each class of stock of the Corporation are not changed by the amendment.

   THIRD:    The foregoing amendment to the Charter of the
Corporation has been advised by the Board of Directors and approved by the stockholders of the Corporation.

   FOURTH:   The foregoing amendment to the Charter of the
Corporation shall be effective as of 5:00 p.m., Baltimore Time, on May 14, 1984.

   IN WITNESS WHEREOF, USF&G CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and witnessed by its Secretary on May
14, 1984.


WITNESS:                              USF&G CORPORATION



                                      By:
William F. Spliedt,                   Jack Moseley,
Secretary                             Chairman of the Board
                                      and President




    THE UNDERSIGNED, Chairman of the Board and President of USF&G CORPORATION, who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.



                                      Jack Moseley,
                                      Chairman of the Board
                                      and President

                          ARTICLES SUPPLEMENTARY

                   Junior Participating Preferred Stock

                                     OF

                             USF&G CORPORATION

   USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

   FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article Seventh of the Charter of the Corporation, the Board of Directors has duly divided and classified 1,200,000 shares of the Preferred Stock of the Corporation into a series designated "Junior Participating
Preferred Stock" and has provided for the issuance of such series.

   SECOND: The terms of the Junior Participating Preferred Stock as set by the Board of Directors are as follows:
      1. Designation and Amount. The shares of such series shall be designated as "Junior Participating Preferred Stock" (the
"Junior Preferred Stock") and the number of shares constituting such series shall initially be 1,200,000, subject to increase or decrease by action of the Board of Directors effectuated by further Articles Supplementary.

      2.  Dividends and Distributions.

        (i) The holders of shares of Junior Preferred Stock, in preference to the holders of Common Stock and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Junior Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) Sixty-Two dollars ($62.00) or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock of the Corporation or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Junior Preferred Stock. In the event the Corporation shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Junior Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

       (ii) The Corporation shall declare a dividend or distribution on the Junior Preferred Stock as provided in subparagraph (i) of this paragraph 2 immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of Sixty-Two Dollars ($62.00) per share on the Junior Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

      (iii) Dividends shall begin to accrue and be cumulative on outstanding shares of Junior Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Junior Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Junior Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Junior Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Junior Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

      3. Voting Rights. The holders of shares of Junior Preferred Stock shall have the following voting rights:

        (i) Subject to the provision for adjustment hereinafter set forth, each share of Junior Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Junior Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

       (ii) Except as otherwise provided herein or by law, the holders of shares of Junior Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.

      (iii) (a) If on the date used to determine stockholders of record for any meeting of stockholders for the election of directors, accrued dividends on the shares of Junior Preferred Stock shall not have been paid in an aggregate amount equal to or greater than six quarterly dividends on the shares of Junior Preferred Stock at the time outstanding, then, and in any such event, the number of Directors then constituting the entire Board of Directors of the Corporation shall automatically be increased by two Directors and the holders of shares of Junior Preferred Stock and holders of any other shares of the Preferred Stock of the Corporation then outstanding ranking on a parity with the Junior Preferred Stock as to dividends and upon liquidation ("Parity Stock"), voting together as a single class, shall be entitled at such meeting to fill such newly created directorships. Such right to vote as a single class to elect two Directors shall, when vested, continue until all dividends in default on the shares of Junior Preferred Stock shall have been paid in full and, when so paid, such right to elect two Directors separately as a class shall cease, subject, always, to the same provisions for the vesting of such right to elect two Directors separately as a class in the case of future dividend defaults.

             (b) So long as any shares of Junior Preferred Stock are outstanding the number of Directors of the Corporation shall at all times be such that the exercise, by the holders of shares of Junior Preferred Stock and the holders of shares of Parity
      Stock, of the right to elect Directors under the circumstances provided in paragraph (a) of this subclause (iii) will not contravene any provisions of the Maryland General Corporation
      Law or the Charter of the Corporation.

             (c) Directors elected pursuant to paragraph (a) of this subclause (iii) shall serve until the earlier of (x) the next annual meeting of the stockholders of the Corporation and the election (by the holders of shares of Junior Preferred and Parity Stock) and qualification of their respective successors or (y) the date upon which all dividends in default on the shares of Junior Preferred and such Parity Stock shall have been paid in full. Directors elected pursuant to paragraph (a) of this subclause (iii) may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Junior Preferred and Parity Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or the holders of shares of Junior Preferred and Parity Stock, called for that purpose. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a default in dividends on the shares of Junior Preferred Stock by reason other than removal, such vacancy shall be filled for the unexpired term by the appointment by the remaining Director elected as aforesaid of a new Director for the unexpired term of such former Director.

       (iv) Except as set forth herein, holders of Junior Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock and any other capital stock of the Corporation having general voting rights as set forth herein) for taking any corporate action.

      4.  Certain Restrictions.

        (i) Whenever quarterly dividends or other dividends or distributions payable on the Junior Preferred Stock as provided in paragraph 2 of this Section are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Junior Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

             (a) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior
      Preferred Stock;

             (b) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Junior Preferred Stock, except dividends paid ratably on the Junior Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;
             (c) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior either as to dividends or upon liquidation, dissolution or winding up) with the Junior
      Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Junior Preferred Stock; or

             (d) purchase or otherwise acquire for consideration any shares of Junior Preferred Stock, or any shares of stock ranking on a parity with the Junior Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

       (ii) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under subparagraph (i) of this paragraph 4, purchase or otherwise acquire such shares at such time and in such manner.

      5. Reacquired Shares. Any shares of Junior Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be classified again and reissued as part of a new series or class of Preferred Stock to be created by the Board of Directors pursuant to its power contained in the Charter, subject to the conditions and restrictions on issuance set forth herein.

      6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received One Hundred Forty dollars ($140) per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Junior
Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, or (b) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Junior
Preferred Stock, except distributions made ratably on the Junior
Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Junior Preferred Stock were entitled immediately prior to such event under the proviso in clause (a) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, share exchange, combination or other transaction in which the shares of Common
Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Junior Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share
(subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the date hereof declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Junior Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      8. No Redemption. The shares of Junior Preferred Stock shall not be redeemable.

      9. Rank. The Junior Preferred Stock shall rank junior with respect to payment of dividends and on liquidation to all other Preferred Stock of the Corporation unless the terms of any other Preferred Stock specifically provide that it shall rank junior to, or on a parity with, the Junior Preferred Stock.

     10. Amendment. The Charter of the Corporation shall not be amended in any manner that would materially alter or change the powers, preferences or special rights of the Junior Preferred Stock so as to affect them adversely without the affirmative vote of the holders of two-thirds of the outstanding shares of Junior Preferred Stock, voting together as a single class.


   IN WITNESS WHEREOF, USF&G Corporation has caused these presents to be signed in its name and on its behalf by its Executive Vice
President and witnessed by its Secretary on October 1, 1987.



WITNESS:                                    USF&G CORPORATION


                                            By
William F. Spliedt, Secretary                 Paul J. Scheel
                                              Executive Vice President





    THE UNDERSIGNED, Executive Vice President of USF&G Corporation, who executed on behalf of the Corporation Articles Supplementary of which this Certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.






                               Paul J. Scheel
                               Executive Vice President

                            ARTICLES SUPPLEMENTARY

                  $4.10 SERIES A CONVERTIBLE EXCHANGEABLE
                               PREFERRED STOCK

                                       OF

                              USF&G CORPORATION


   USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (the "Corporation"), hereby certifies to the Maryland State Department of Assessments and Taxation that:

   FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article Seventh of the Charter of the Corporation, the Board of Directors has duly divided and classified 4,000,000 shares of the Preferred Stock of the Corporation into a series designated $4.10 Series A Convertible Exchangeable Preferred Stock and has provided for the issuance of such series.

   SECOND: The terms of the $4.10 Series A Convertible Exchangeable Preferred Stock are as follows:

      (i) Designation and Amount. The designation of said series of the Preferred Stock shall be "$4.10 Series A Convertible Exchangeable Preferred Stock" (the "Series A"). The number of shares of Series A shall initially be 4,000,000, subject to increase or decrease by action of the Board of Directors effectuated by further Articles Supplementary.

     (ii) Dividends. Holders of shares of Series A will be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefor, dividends from the date of issue thereof at the annual rate of $4.10 per share, payable quarterly, in arrears, on January 31, April 30, July 31 and October 31, (a "Dividend Payment Date") in each year, commencing on October 31, 1986. Such dividends shall be cumulative with respect to each share from the date of original issuance, whether or not earned or declared. The holders of Series A will not be entitled to any dividends other than the cash dividends described in this Clause (ii).

   Unless full cumulative dividends on all outstanding shares of Series A or any other class of preferred stock ranking on a parity with the Series A as to dividends and upon liquidation at the time such dividends are payable ("Parity Stock") have been paid or are contemporaneously declared and paid
(or declared and a sum sufficient for the payment thereof is set apart for such payment), the Corporation will not (a) declare or pay any dividend on the Common Stock, $2.50 par value (the "Common Stock"), of the Corporation or on any other class of stock ranking junior to the Series A as to dividends and upon liquidation (the Common Stock and any such junior class being the "Junior Stock") or make any payment on account of, or set apart money for, a sinking or other analogous fund for, the purchase, redemption or other retirement of, any Junior Stock or make any distribution in respect thereof, either directly or indirectly and whether in cash or property or in obligations or shares of the Corporation (other than in shares of Junior Stock) or (b) purchase any shares of Series A or Parity Stock (except for consideration payable in Junior Stock) or redeem fewer than all of the shares of Series A or Parity Stock then outstanding.
Unless and until all dividends accrued and payable but unpaid on the Series A and any Parity Stock at the time outstanding have been paid in full, all dividends declared by the Corporation upon such Series A or Parity Stock shall be declared pro rata with respect to all Series A and Parity Stock then outstanding, so that the amounts of any dividends declared on the Series A and such Parity Stock shall in all cases bear to each other the same ratio that, at the time of such declaration, all accrued and payable but unpaid dividends on the Series A and such other
Parity Stock, respectively, bear to each other.

    (iii) Optional Redemptions for Cash. Shares of Series A shall be redeemable at the option of the Corporation at any time on or after October 31, 1989 at the following redemption prices per share, if redeemed during the 12-month period beginning October 31 in each of the following years:

                           Redemption                          Redemption
                 Year         Price                Year           Price
                 1989        $52.87                1993          $51.23
                 1990         52.46                1994           50.82
                 1991         52.05                1995           50.41
                 1992         51.64

and on or after October 31, 1996 at $50 per share, plus, in each case, any accrued and unpaid dividends thereon.

   The Corporation may not purchase or redeem less than all the Series A and Parity Stock then outstanding if, as of such time, the Corporation has failed to pay all accrued and unpaid dividends thereon, whether or not earned or declared.

   The Corporation will mail notice of redemption to each holder of record of Series A to be redeemed no less than 20 nor more than 60 days prior to the redemption date. Such notice shall specify the time and place of such redemption, the number of shares to be redeemed and the Conversion Price as defined in Clause (vi) below, the date on which the right to convert the Series A to be redeemed will terminate and the place or places where such Series A may be surrendered for conversion. Such notice shall be given by first class mail, postage prepaid, to the holders of record of the shares of Series A to be redeemed at their respective addresses as the same shall appear on the books of the Corporation, but neither failure to mail such notice, nor any defect therein or in the mailing thereof, to any particular holder shall affect the sufficiency of the notice or the validity of the proceedings for redemption with respect to the other holders. Any notice which was mailed in the manner herein provided shall be conclusively presumed to have been duly given whether or not the holder receives the notice.

   If fewer than all of the shares of Series A are to be redeemed, the shares to be redeemed shall be selected by lot or pro rata or in some other equitable manner determined by the Corporation.

If a notice of redemption has been given pursuant to this Clause (iii) and if, on or before the date fixed for redemption, the funds necessary for such redemption shall have been set aside by the Corporation, separate and apart from its other funds, in trust for the pro rata benefit of the holders of the shares so called for redemption, then on and after the redemption date, notwithstanding that any certificates for such shares have not been surrendered for cancellation, dividends shall cease to accrue on the shares of Series A to be redeemed, such shares shall no longer be deemed to be outstanding and all rights of the holders of such shares as stockholders of the Corporation shall cease except the right to receive the moneys payable upon such redemption, without interest, upon surrender of the certificates evidencing such shares.

     (iv)   Optional Redemption Through Debenture Exchange.

            (A) Shares of Series A shall be redeemable at the option of the Corporation, in whole but not in part, on any Dividend Payment Date beginning October 31, 1989, to and including October 31, 2011, through the issuance of the Corporation's 8.2% Convertible Subordinated Debentures due October 31, 2011 (hereinafter referred to as the "Debentures") in redemption of and in exchange for the shares of Series A, in the manner provided in this Clause (iv).

            (B) Holders of Series A will be entitled to receive $50 principal amount of the Debentures for each share of Series A held by them on the Exchange Date (as hereinafter defined).

            (C) The Corporation will mail notice of its intention to redeem through such an exchange to each holder of record of the shares of Series A no less than 20 nor more than 60 days prior to the redemption date. Such notice shall be given by first class mail, postage prepaid to the holders of record of shares of Series A at their respective addresses as the same shall appear on the books of the Corporation, specifying the effective date of the exchange (the "Exchange Date") and the place where certificates for shares of Series A are to be surrendered for Debentures and stating that dividends on shares of Series A will cease to accrue on the Exchange Date, but neither failure to mail such notice, nor any defect therein or in the mailing thereof, to any particular holder shall affect the sufficiency of the notice or the validity of the proceedings for redemption and exchange with respect to the other holders. Any notice which was mailed in the manner herein provided shall be conclusively presumed to have been duly given whether or not the holder received the notice.

   If notice of redemption and exchange has been given pursuant to this Clause (iv) then on or after the Exchange Date (unless the Corporation shall default in issuing Debentures in redemption of and in exchange for shares of Series A) and notwithstanding that any certificates for shares of this series have not been surrendered for exchange, the rights of the holders of the Series A as stockholders of the Corporation shall cease (except the right to receive accrued and unpaid dividends to the date of redemption, whether or not earned or declared), and the person or persons entitled to receive the Debentures issuable upon such redemption and exchange shall be treated for all purposes as the registered holder or holders of such Debentures. Upon the surrender (and endorsement, if required by the Corporation) in accordance with such notice of the certificates for shares of Series A, such certificates shall be exchanged for Debentures and such accrued dividends in accordance with this Clause (iv).

            (D) Prior to issuance of the Debentures, the Corporation will use reasonable efforts to list the Debentures for trading on the New York Stock Exchange or, if they cannot be so listed, the Corporation will use reasonable efforts to list the Debentures on another principal national securities exchange or include them on a national quotations system.

      (v)   Liquidation.

            (A) In case of the voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of any shares of Series A are entitled to receive a liquidation preference of $50 per share, plus an amount equal to the dividends accrued and unpaid thereon to the payment date, before any distribution is made to the holders of Junior Stock.

            (B) The holders of shares of Series A and all Parity Stock shall share ratably, in accordance with the respective amounts payable thereon, in any such distribution which is not sufficient to pay in full the aggregate of the amounts payable thereon. After payment in full of the liquidation price to which the holders of shares of Series A are entitled, the holders of shares of Series A will not be entitled to any further participation in any distribution of assets by the Corporation.

            (C) Neither a consolidation or merger of the Corporation with or into any other corporation, nor a merger of any other corporation with or into the Corporation, nor a sale or transfer of all or substantially all of the Corporation's assets for cash or securities nor a statutory share exchange in which stockholders of the Corporation may participate shall be considered a liquidation, dissolution or winding-up of the Corporation within the meaning of this Clause (v).

     (vi)   Conversion.

            (A) Subject to the provisions for adjustment hereinafter set forth, each share of Series A shall be convertible at the option of the holder thereof, in the manner hereinafter set forth, into fully paid and nonassessable shares of Common Stock at the conversion price, determined as hereinafter provided, in effect on the date of conversion, provided that if any of the Series A is called for redemption (whether for cash or Debentures), the conversion rights pertaining thereto will terminate at the close of business on the redemption date. The price at which shares of Common Stock shall be delivered upon conversion (hereinafter referred to as the "Conversion Price") shall be initially $46.00 per share of Common Stock. The Conversion Price shall be adjusted in certain instances as provided in subclause (B) of this Clause (vi).



   Any holder of shares of Series A desiring to convert the same into shares of Common Stock shall surrender the certificate or certificates for the shares of Series A being converted, duly endorsed or assigned to the Corporation or in blank, at the principal office of the Corporation or at a bank or trust company appointed by the Corporation for that purpose, accompanied by a written notice of conversion specifying the number (in whole shares) of shares of Series A to be converted and the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued; in case such notice shall specify a name or names other than that of such holder, such notice shall be accompanied by payment of all transfer taxes payable upon the issue of shares of Common Stock in such name or names. In case less than all of the shares of Series A represented by a certificate are to be converted by a holder, upon such conversion the Corporation shall issue and deliver or cause to be issued and delivered, to the holder a certificate or certificates for the shares of Series A not so converted. The holders of shares of Series A at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares (except shares called for redemption on a redemption date between such record date and the Dividend Payment Date) on the corresponding dividend payment date notwithstanding the conversion thereof or the Corporation's default on payment of the dividend due on such Dividend Payment Date. However, shares of Series A surrendered for conversion during the period from the close of business on any dividend payment record date for the Series A to the opening of business on the corresponding Dividend Payment Date (except shares called for redemption on a redemption date during such period) must be accompanied by payment of an amount equal to the dividend payable on such shares on such Dividend Payment Date.
A holder of shares of Series A on a dividend payment record date who (or whose transferee) converts shares of Series A on a dividend payment date will receive the dividend payable on such shares by the Corporation on such date, and the converting holder need not include payment in the amount of such dividend upon surrender of shares of Series A for conversion. Except as provided above, no payment or adjustment will be made on account of accrued or unpaid dividends upon the conversion of shares of Series A.

            (B) The Conversion Price shall be adjusted from time to time as follows:

                  (1) on any class of capital stock of the Corporation in shares of Common Stock, the Conversion Price in effect at the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such dividend or other distribution shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares constituting such dividend or other distribution, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination.



                  (2) In case the Corporation shall issue rights or warrants to all holders of its shares of Common Stock entitling them to subscribe for or purchase Common Stock at a price per share less than the current market price per share (determined as provided in subclause (C)) of the Common Stock on the date fixed for the determination of stockholders entitled to receive such rights or warrants, the Conversion Price in effect at the opening of business on the day following the date fixed for such determination shall be reduced by multiplying such Conversion Price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock which the aggregate of the offering price of the total number of shares of Common Stock so offered for subscription or purchase would purchase at such current market price and the denominator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination plus the number of shares of Common Stock so offered for subscription or purchase, such reduction to become effective immediately after the opening of business on the day following the date fixed for such determination.

                  (3) In case the outstanding shares of Common Stock shall be subdivided into a greater number of shares, the Conversion Price in effect at the opening of business on the day following the day upon which such subdivision becomes effective shall be proportionately reduced, and, conversely, in case outstanding shares of Common Stock shall each be combined into a smaller number of shares, the Conversion Price in effect at the opening of business on the day following the day upon which such combination becomes effective shall be proportionately increased, such reduction or increase, as the case may be, to become effective immediately after the opening of business on the day following the day upon which such subdivision or combination becomes effective.

                  (4) In case the Corporation shall, by dividend or otherwise, distribute to all holders of shares of Common Stock evidences of indebtedness or assets (including securities, but excluding any rights or warrants referred to in subclause (B)(2), any dividend or distribution paid in cash out of the earned surplus of the Corporation and any dividend or distribution referred to in subclause (B)(1)), the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the current market price per share (determined as provided in subclause (C)) of the Common Stock on the date fixed for such determination less the then fair market value
                        (as determined by the Board of Directors, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed allocable to one share of Common Stock and the denominator shall be such current market price per share of the Common Stock, such adjustment to become effective immediately prior to the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such distribution.

                  (5) The reclassification of Common Stock into securities other than Common Stock (other than any reclassification upon a consolidation or merger to which subclause (F) applies) shall be deemed to involve (a) a distribution of such securities other than Common Stock to all holders of Common Stock
                        (and the effective date of such reclassification shall be deemed to be "the date fixed for the determination of stockholders entitled to receive such distribution" and the "date fixed for such determination" within the meaning of subclause
                        (B)(4), and (b) a subdivision or combination, as the case may be, of the number of shares of Common Stock outstanding immediately prior to such reclassification into the number of shares of Common Stock outstanding immediately thereafter (and the effective date of such reclassification shall be deemed to be "the day upon which such subdivision becomes effective", or "the day upon which such combination becomes effective", as the case may be, and "the day upon which such subdivision or combination becomes effective" within the meaning of subclause (B)(3) of this Section).

            (C)   For the purpose of any computation under subclauses
(B)(2) and (B)(4), the current market price per share of Common Stock on any day shall be deemed to be the average of the daily
Closing Prices for the 15 consecutive Business Days selected by the Board of Directors commencing not less than 20 nor more than 30 Business Days before the day in question. The term "Closing Price" on any day shall mean the reported last sale price or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way, in either case on the New York Stock Exchange, or, if the Common
Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common
Stock is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the National Association of Securities Dealers Automated Quotations National Market System or, if the Common Stock is not listed or admitted to trading on any national securities exchange or quoted on such National Market System, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Board of Directors for that purpose;
and the term "Businesss Day" shall mean each Monday, Tuesday, Wednesday, Thursday, and Friday which is not a day on which banking institutions in The City of New York are authorized or obligated by law or executive order to close.

            (D) Notwithstanding the provisions of subclause (B) above, no adjustment in the Conversion Price shall be required unless such adjustment (plus any adjustments not previously made by reason of this subclause (D)) would require an increase or decrease of at least 1% in such price; provided, however, that any adjustments which by reason of this subclause (D) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Clause (vi) shall be made to the nearest cent.

            (E) The Corporation may make such reductions in the Conversion Price, in addition to those required by this Clause (vi), as it considers to be advisable in order to avoid or diminish any income tax to any holder of shares of Common Stock resulting from any dividend or distribution of stock or issuance of rights or warrants to purchase or subscribe for stock or from any event treated as such for income tax purposes or for any other reasons. The Corporation shall have the power to resolve any ambiguity or correct any error in this Clause (vi) and its actions in so doing shall be final and conclusive.

            (F) In case the Corporation shall effect any capital reorganization of the Common Stock (other than a subdivision, combination, capital reorganization or reclassification provided for in subclause (B)) or shall consolidate, merge or engage in a statutory share exchange with or into any other corporation
(other than a consolidation, merger or share exchange in which the Corporation is the surviving corporation and each share of Common Stock outstanding immediately prior to such consolidation or merger is to remain outstanding immediately after such consolidation or merger) or shall sell or transfer all or substantially all its assets to any other corporation, lawful provision shall be made as a part of the terms of such transaction whereby the holders of shares of Series A shall receive upon conversion thereof, in lieu of each share of Common Stock which would have been issuable upon conversion of such shares if converted immediately prior to the consummation of such transaction, the same kind and amount of stock (or other securities, cash or property, if any) as may be issuable or distributable in connection with such transaction with respect to each share of Common Stock outstanding at the effective time of such transaction, subject to subsequent adjustments for subsequent stock dividends and distributions, subdivisions or combinations of shares, capital reorganizations, reclassifications, consolidations mergers or share exchanges as nearly equivalent as possible to the adjustments provided for in this Clause (vi).

    (G)   Whenever the Conversion Price is adjusted as herein provided:

                  (1)   the Corporation shall compute the adjusted
                        Conversion Price and shall cause to be prepared a certificate signed by the chief financial or accounting officer of the Corporation setting forth the adjusted Conversion Price and showing in reasonable detail the facts upon which such adjustment is based and the computation thereof and such certificate shall forthwith be filed with each transfer agent for the shares of Series A; and

                  (2) a notice stating that the Conversion Price has been adjusted and setting forth the adjusted Conversion Price shall, as soon as practicable, be mailed to the holders of record of outstanding shares of Series A.

            (H)   In case:

                  (1) the Corporation shall declare a dividend or other distribution on its shares of Common Stock otherwise than in cash out of its earned surplus;

                  (2) the Corporation shall authorize the granting to the holders of its shares of Common Stock of rights or warrants entitling them to subscribe for or purchase any shares of capital stock of any class or of any other rights;

                  (3) of any reclassification of the shares of Common Stock (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation, merger or share exchange to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

                  (4) of the voluntary or involuntary liquidation, dissolution or winding-up of the Corporation;

then the Corporation shall cause to be mailed to each transfer agent for the shares of Series A and to the holders of record of the outstanding shares of Series A, at least 20 days (or 10 days in any case specified in subclauses (1) or (2) above) prior to the applicable record or effective date hereinafter specified, a notice stating (x) the date as of which the holders of record of shares of Common Stock to be entitled to such dividend, distribution, rights or warrants are to be determined, or (y) the date on which such reclassification, consolidation, merger, share exchange, sale, transfer, liquidation, dissolution or winding-up is expected to become effective and the date as of which it is expected that holders of record of shares of Common Stock shall be entitled to exchange their shares for securities or other property, if any, deliverable upon such reclassification, consolidation, merger, share exchange, sale, transfer, liquidation, dissolution or winding-up. Such notice shall also state whether such transaction will result in any adjustment in the Conversion Price applicable to the shares of Series A and, if so, shall state what the adjusted Conversion Price will be and when it will become effective. Neither the failure to give the notice required by this subclause (H), nor any defect therein, to any particular holder shall affect the sufficiency of the notice or the legality or validity of the proceedings described in subclauses (H)(1) through (H)(4).

            (I) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common
Stock, for the purpose of issuance upon conversion of shares of Series A, the full number of shares of Common Stock then issuable upon the conversion of all shares of Series A then outstanding and shall take all action necessary so that shares of Common Stock so issued will be validly issued, fully paid and nonassessable.

            (J) The Corporation will pay any and all stamp or similar taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of Series A.
The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that in which the shares of Series A so converted were registered, and no such issuance or delivery shall be made unless and until the person requesting such issuance has paid to the Corporation the amount of any such tax or has established to the satisfaction of the Corporation that such tax has been paid.

            (K) No fractional shares or scrip representing fractional shares shall be issued upon the conversion of shares of Series
A. If any such conversion would otherwise require the issuance of a fractional share an amount equal to such fraction multiplied by the Closing Price per share of Common Stock
(determined as provided in subclause (C) above) on the day of conversion shall be paid to the holder in cash by the Corporation.

            (L) The certificate of any independent firm of public accountants of recognized standing selected by the Board of Directors shall be presumptive evidence of the correctness of any computation made under this Clause (vi).

    (vii) Voting Rights. Except as otherwise required by law, holders of shares of Series A shall have no voting rights;
provided, however, that:

            (A)   Dividend Defaults.

                  (1) If on the date used to determine stockholders of record for any meeting of stockholders for the election of directors, accrued dividends on the shares of Series A or any Parity Stock shall not have been paid in an aggregate amount equal to or qreater than six quarterly dividends on the shares of Series A or such Parity Stock at the time outstanding, then, and in any such event, the number of Directors then constituting the entire
                        Board of Directors of the Corporation shall automatically be increased by two Directors and the holders of shares of Series A and the holders of shares of Parity Stock, voting together as a single class, shall be entitled at such meeting to fill such newly created directorships. Such right to vote as a single class to elect two Directors shall, when vested, continue until all dividends in default on the shares of Series A and such Parity Stock, as the case may be, shall have been paid in full and, when so paid, such right to elect two Directors separately as a class shall cease, subject, always, to the same provisions for the vesting of such right to elect two Directors separately as a class in the case of future dividend defaults.

                  (2) So long as any shares of Series A are outstanding the number of Directors of the Corporation shall at all times be such that the exercise, by the holders of shares of Series A and the holders of shares of Parity Stock, of the right to elect Directors under the circumstances provided in paragraph (1) of this subclause (A) will not contravene any provisions of the Maryland General Corporation Law or the Charter of the Corporation.

                  (3) Directors elected pursuant to paragraph (1) of this subclause (A) shall serve until the earlier of (x) the next annual meeting of the stockholders of the Corporation and the election (by the holders of shares of Series A and Parity Stock) and qualification of their respective successors or
                        (y) the date upon which all dividends in default on the shares of Series A and such Parity Stock shall have been paid in full. Directors elected pursuant to paragraph (1) of this Subclause (A) may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Series A and Parity Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or the holders of shares of Series A and Parity Stock, called for that purpose. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a default in dividends on the shares of Series
                        A or such Parity Stock by reason other than removal, such vacancy shall be filled for the unexpired term by the appointment by the remaining Director elected as aforesaid of a new Director for the unexpired term of such former Director.

            (B)   Miscellaneous.

                  (1) Without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A and Parity Stock, voting as a single class, the Corporation may not:

                        (x) amend any provision of the Charter which would materially adversely affect the voting powers (except as such voting powers may be affected by the authorization of any new series of Parity Stock having the same voting rights as Series A or by the authorization of any other shares of any class which are not entitled to vote together with Series A in any class vote) or other rights or preferences of holders of the shares of Series A; or

                        (y) authorize or create any class of stock senior to the Series A as to dividends and upon liquidation.

                  (2) Without the affirmative vote of the holders of at least a majority of the outstanding shares of Series A and Parity Stock, voting together as a single class, the Corporation may not increase the number of shares of Preferred Stock authorized in Article SEVENTH of the Charter or create any other class of capital stock of the Corporation ranking on a parity with the Preferred Stock as to dividends and upon liquidation.

        IN WITNESS WHEREOF, USF&G Corporation has caused these presents to be signed in its name and on its behalf by its President and
witnessed by its Secretary on              , 1986.

WITNESS:                               USF&G CORPORATION


William F. Spliedt                     Jack Moseley
Secretary                              President, Chief Executive Officer
                                       and Chairman of the Board

[CORPORATE SEAL]

        THE UNDERSIGNED, Chairman of the Board and President of USF&G Corporation, who executed on behalf of the Corporation Articles Supplementary of which this Certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.


_________________________________
Jack Moseley
President, Chief Executive Officer and
Chairman of the Board

                             USF&G CORPORATION

                           ARTICLES OF AMENDMENT


   USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

   FIRST: The Charter of the Corporation is hereby amended as follows:

         Article NINTH of the Charter is amended by adding the following paragraph (7) to said Article NINTH, as follows:

         "(7) To the fullest extent permitted by Maryland statutory or decisional law, as amended or interpreted, no director or officer of this Corporation shall be personally liable to the Corporation or its stockholders for money damages. No amendment of the Charter of the Corporation or repeal of any of its provisions shall limit or eliminate the benefits provided to directors and officers under this provision with respect to any act or omission which occurred prior to such amendment or repeal."

   SECOND: The amendment does not increase the authorized stock of the Corporation.

   THIRD: The foregoing amendment to the Charter of the Corporation has been advised by the Board of Directors and approved by the stockholders of the Corporation.

   IN WITNESS WHEREOF, USF&G CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and witnessed by its Secretary on May 4, 1988.


WITNESS:                                  USF&G CORPORATION



By:
William F. Spliedt, Secretary             Jack Moseley, Chairman of the
                                          Board and President

                      Articles Supplementary
          Series B Cumulative Convertible Preferred Stock
           and 11% Preferred Stock of USF&G Corporation

     USF&G Corporation, a Maryland Corporation, having its principal office in Baltimore City, Maryland (the
"Corporation"), hereby certifies to the Maryland State
Department of Assessments and Taxation that:

                 FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article SEVENTH of the Charter of the Corporation, the Board of Directors has duly divided and classified (i) 1,300,000 shares of the Preferred
Stock of the Corporation into a Series designated Series B
Cumulative Convertible Preferred Stock and has provided for the issuance of such Series and (ii) 1,000 shares of the Preferred
Stock of the Corporation into a Series designated 11% Preferred
Stock and has provided for the issuance of such Series.

     SECOND:  The terms of the Series B Cumulative Convertible
Preferred Stock are as follows:



  (i) Designation and Amount. The designation of the Series of the Preferred Stock described in clause (i) of Article FIRST hereof shall be "Series B Cumulative Convertible Preferred Stock" (the "Series B Preferred Stock"), which shall be further designated into three subseries, being the "Series B Cumulative Convertible Preferred Stock 1995" (the "Series B Preferred Stock 1995"), the "Series B Cumulative Convertible Preferred Stock 1996" (the "Series B Preferred Stock 1996") and the "Series B Cumulative Convertible Preferred Stock 1997" (the "Series B Preferred Stock 1997"). The number of shares of Series B Preferred Stock shall be 1,300,000, of which 650,000 shall be Series B Preferred Stock 1995, 325,000 shall be Series B Preferred Stock 1996 and 325,000 shall be Series B Preferred Stock 1997.



 (ii) Dividends. (a) Rate, etc. Except as such rate of dividends may be otherwise increased pursuant to the final sentence of this clause (ii), the holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefor, annual dividends from the date of issue thereof at the rate of $10.25 per share, calculated on the basis of a 360-day year of 12 30-day months, accruing on a daily basis, payable quarterly, in arrears, on January 31, April 30, July 31 and October 31 (a "Dividend Payment Date"), in each year, commencing on July 31, 1991. Such dividends shall be cumulative with respect to each share from the date of original issuance, whether or not earned or declared. The rate per annum shall be increased from $10.25 per share, as set forth in the first sentence of this clause (ii), to $10.75 per share for the dividend period commencing August 1, 1991; provided, however, that this sentence shall be and become of no force and effect if the Corporation shall have received gross proceeds (exclusive of costs of issuance and underwriters' discounts and commissions) ("Gross Proceeds") of at least $170,000,000 pursuant to the issuance and sale of capital stock of the Corporation after the date of issuance of the Series B Preferred Stock and prior to September 30, 1991.



       (b) Rank, etc. The Series B Preferred Stock shall rank on a parity with the Corporation's $4.10 Series A Convertible Exchangeable Preferred Stock, 11% Preferred Stock (as defined in Article Third (i)) and Series C Cumulative Convertible Preferred Stock, $50.00 par value (the "Series C Preferred Stock"), if and when such Series C Preferred Stock, or any other series of Preferred Stock by its terms ranking on a parity with the Series B Preferred Stock as to dividends and upon liquidation, is duly divided and classified and so designated by the Board of Directors, as to dividends and upon liquidation. Unless full cumulative dividends on all outstanding shares of Series B Preferred Stock or any other class of Preferred Stock ranking on a parity with the Series B Preferred Stock as to dividends and upon liquidation at the time such dividends are payable ("Parity Stock") have been paid or are contemporaneously declared and paid (or declared and a sum sufficient for the payment thereof is set apart for such payment), the Corporation will not (1) declare or pay any dividend on the Common Stock, $2.50 par value (the "Common Stock"), of the Corporation or on any other class of stock ranking junior to the Series B Preferred Stock as to dividends and upon liquidation (the Common Stock and any such junior class being the "Junior Stock") or make any payment on account of, or set apart money for, a sinking or other analogous fund for the purchase, redemption or other retirement of, any Junior Stock or make any distribution in respect thereof, either directly or indirectly and whether in cash or property or in obligations or shares of the Corporation (other than in shares of Junior Stock) or (2) purchase any shares of Series B Preferred Stock or Parity Stock (except for consideration payable in Junior Stock) or redeem fewer than all of the shares of Series B Preferred Stock or Parity Stock then outstanding. Unless and until all dividends accrued and payable but unpaid on the Series B Preferred Stock and any Parity Stock at the time outstanding have been paid in full, all dividends declared by the Corporation upon such Series B Preferred Stock or Parity Stock shall be declared with respect to all Series B Preferred Stock and Parity Stock then outstanding, so that the amounts of any dividends declared on the Series B Preferred Stock and such Parity Stock shall in all cases bear to each other the same ratio that, at the time of such declaration, all accrued and payable but unpaid dividends on the Series B Preferred Stock and such other Parity Stock, respectively, bear to each other.



(iii) Liquidation. (a) Preference on Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation (any or all of such events, a"liquidation"), whether voluntary or involuntary, the holders of shares of Series B Preferred Stock then outstanding shall be entitled, pari passu as if members of a single class of securities with the holders of other Parity Stock, to be paid out of the assets of the Corporation, before any payment shall be made to the holders of the Junior Stock or the holders of any other capital stock of the Corporation, an amount equal to $100 per share of such Series B Preferred Stock (the "Liquidation Value") plus an amount equal to the dividends accrued and unpaid thereon to the payment date. Alternatively, a holder of shares of Common Stock may convert any or all of such holder's shares of Series B Preferred Stock into shares of Common Stock in accordance with clause (vi) of this Article SECOND.



       (b) Insufficient Assets. If, upon any liquidation of the Corporation, the assets of the Corporation are insufficient to pay the holders of shares of the Parity Stock then outstanding the full amounts to which they shall be entitled, such assets shall be distributed to the holders of the Parity Stock pro rata in proportion to the amounts to which they shall be entitled.

       (c) Rights of Other Holders. In the event of any liquidation, after payment shall have been made to the holders of the Series B Preferred Stock and other Parity Stock of all preferential amounts to which they shall be entitled, the holders of shares of Junior Stock and other capital stock of the Corporation shall receive such amounts as to which they are entitled by the terms thereof.

       (d) Consolidation, Merger or Sale of Assets. Neither a consolidation or merger of the Corporation with or into any other Corporation, nor a sale or transfer of all or substantially all of the Corporation's assets for cash or securities nor a statutory share exchange in which stockholders of the Corporation may participate shall be considered a liquidation, dissolution or winding-up of the Corporation within the meaning of this clause (iii).

         (iv) Redemption. (a) Special Redemption at Holders' Option Upon Change in Control Event. Subject to and limited by the provisions of this paragraph, the Series B Preferred Stock shall be subject to redemption at the option of the holder exercisable for a period ending 30 days subsequent to receipt by such holder of notice from the Corporation to the effect that a Change in Control Event (as hereinafter defined) has occurred, upon written notice to the Corporation by such holder specifying the number of shares and the subseries of Series B Preferred Stock held by such holder to be redeemed. The Corporation shall give notice of any Change in Control Event to the holders of Series B Preferred Stock within five days of the occurrence of such Change in Control Event. The Corporation shall redeem the
Series B Preferred Stock pursuant to the notice delivered by the requesting holder at a redemption price per share equal to the Liquidation Value plus the Redemption Premium (as hereinafter defined) plus dividends accrued thereon to the date of redemption (the "Special Redemption Price"). Anything in this clause (iv)(a) to the contrary notwithstanding, the Corporation shall be required to redeem such Series B Preferred Stock to, and only to, the extent to which, after receiving notice from the holder, the Corporation shall have, (1) using its best efforts, offered for sale in one or more issuances, non-redeemable (other than at the option of the Corporation) capital stock of the Corporation and (2) received net proceeds from the sale thereof equal to or greater than the Special
Redemption Price with respect to such Series B Preferred Stock to be redeemed; provided, however, that to the extent such net proceeds are less than the aggregate amount required to redeem all such Series B Preferred Stock requested to be redeemed at the Special Redemption Price, the Corporation shall, to the extent of such net proceeds, redeem such Series B Preferred
Stock pro rata from the holders requesting such redemption.

     For the purposes of this clause (iv) the following definitions shall apply:



       (A) "Change in Control Event" shall mean (i) the acquisition in one or more related transactions by any Person of beneficial ownership, direct or indirect, of securities of the Corporation representing 50% or more of the combined voting power of the Corporation's then outstanding voting securities,
(ii) the sale, transfer or other disposition in one or more related transactions of all or substantially all of the assets of the Corporation or (iii) the merger or consolidation of the Corporation with or into another Person, other than a wholly-owned subsidiary, unless such merger or consolidation does not result in a reclassification, conversion, exchange or cancellation of any outstanding shares of Common Stock of the Corporation.

               (B)  "Redemption Premium" shall mean:

               Period


 June 1, 1991 to May 31, 1992    $10.250

 June 1, 1992 to May 31, 1993      9.225

 June 1, 1993 to May 31, 1994      8.200

 June 1, 1994 to May 31, 1995      7.175

 June 1, 1995 to May 31, 1996      6.150

 June 1, 1996 to May 31, 1997      5.125

 June 1, 1997 to May 31, 1998      4.100

 June 1, 1998 to May 31, 1999      3.075

 June 1, 1999 to May 31, 2000      2.050

 June 1, 2000 to May 31, 2001      1.025

 June 1, 2001 and thereafter           0

  provided, however, that if the dividend rate on the Series B
Preferred Stock has been increased pursuant to the last sentence of Article Second (ii), "Redemption Premium" shall mean:

               Period


 June 1, 1991 to May 31, 1992    $10.750

 June 1, 1992 to May 31, 1993      9.675

 June 1, 1993 to May 31, 1994      8.600

 June 1, 1994 to May 31, 1995      7.525

 June 1, 1995 to May 31, 1996      6.450

 June 1, 1996 to May 31, 1997      5.375

 June 1, 1997 to May 31, 1998      4.300

 June 1, 1998 to May 31, 1999      3.225

 June 1, 1999 to May 31, 2000      2.150

 June 1, 2000 to May 31, 2001      1.075

 June 1, 2001 and thereafter           0

               (b) Optional Redemption Upon Satisfaction of Certain Conditions. The Series B Preferred Stock shall be subject to redemption, at the option of the Corporation, in whole or from time to time in part, in each case as set forth in the second proviso below, (i) at any time on or after June 1, 1994 and prior to June 1, 1997, at a per share redemption price equal to the Liquidation Value plus any dividends accrued thereon to the date of redemption, and (ii) at any time on or after June 1, 1997, at a per share redemption price equal to the Special
Redemption Price; provided, however, that in the event of a redemption described in clause (i), on the date notice of redemption is given and for each of the twenty consecutive trading days prior to such date, the closing price for a share of Common Stock on the principal national securities exchange for such Common Stock shall be equal to or greater than an amount equal to 150% of the Conversion Price (as defined in clause (vi) hereof) then in effect; provided, further, however, that the Corporation may redeem (i) only Series B Preferred
Stock 1995 prior to June 1, 1995 and (ii) only Series B
Preferred Stock 1995 or Series B Preferred Stock 1996 on or after June 1, 1995 and prior to June 1, 1996.

               (c) Notice of Redemption. The Corporation shall give each holder of Series B Preferred Stock written notice of each redemption pursuant to clause (iv) (b) hereof not less than 30 days nor more than 45 days prior to any redemption date, specifying such redemption date and the number of shares to be redeemed on such date. Notice of redemption having been given as aforesaid, the number of shares to be redeemed as specified in such notice shall be so redeemed on the redemption date specified, except to the extent that any share of Series B
Preferred Stock which is to be so redeemed shall have been surrendered to the Corporation for conversion prior to such redemption date in accordance with clause (vi) hereof.

               (d) Effect of Redemption. On or after the date established for redemption, all rights in respect of the shares of Series B Preferred Stock to be redeemed, except the right to receive the applicable redemption price, including premium, if any, plus accrued dividends, if any, to the date of redemption, shall (unless default shall be made by the Corporation in the payment of the applicable redemption price, including premium, if any, plus accrued dividends, if any, in which event such rights shall be exercisable until such default is cured) cease and terminate, and such shares shall no longer be deemed to be outstanding, notwithstanding that any certificates representing such shares shall not have been surrendered to the Corporation.

               (e) Conversion Prior to Redemption. Anything to the contrary in this clause (iv) of this Article SECOND notwithstanding, the holders of Series B Preferred Stock shall have the right, exercisable at any time prior to the date set for redemption thereof, to convert all or any part of such Series B Preferred Stock into shares of Common Stock pursuant to clause (vi) hereof.

          (v) Voting Rights. Excepting the rights specified below in this clause (v), the holders of the Series B Preferred Stock shall not be entitled to any voting rights. For purposes of this clause (v) and in any case where the holders of the Series
B Preferred Stock are entitled to vote upon any matter together with holders of Parity Stock as a single class, holders of Series B Preferred Stock shall have a number of votes per share determined by dividing the Liquidation Value of such share by $50.00.

               (a)  Voting Rights Related to Unpaid Dividends.
     (1) If on the date used to determine stockholders of record for any meeting of stockholders for the election of directors, accrued dividends on the shares of Series B Preferred Stock or any Parity Stock shall not have been paid in an aggregate amount equal to or greater than two quarterly dividends on the shares of Series B Preferred Stock or such Parity Stock at the time outstanding, then, and in any such event, the number of Directors then constituting the entire Board of Directors of the Corporation shall automatically be increased by two Directors and the holders of shares of Series B Preferred Stock and the holders of shares of Parity Stock, voting together as a single class, shall be entitled at such meeting to fill such newly created directorships. Such right to vote as a single class to elect two Directors shall, when vested, continue until all dividends in default on the shares of Series B Preferred Stock and such Parity Stock, as the case may be, shall have been paid in full and, when so paid, such right to elect two Directors separately as a class shall cease, subject, always, to the same provisions for the vesting of such right to elect two Directors separately as a class in the case of future dividend defaults.

          (2) So long as any shares of Series B Preferred Stock are outstanding the number of Directors of the Corporation shall at all times be such that the exercise, by the holders of shares of Series B Preferred Stock and the holders of shares of Parity
Stock, of the right to elect Directors under the circumstances provided in paragraph (1) of this subclause (a) will not contravene any provisions of the Maryland General Corporation
Law or the Charter of the Corporation.

          (3) Directors elected pursuant to paragraph (1) of this subclause (a) shall serve until the earlier of (A) the next annual meeting of the stockholders of the Corporation and the election (by the holders of shares of Series B Preferred Stock and Parity Stock) and qualification of their respective successors or (B) the date upon which all dividends in default on the shares of Series B Preferred Stock and such Parity Stock shall have been paid in full. Directors elected pursuant to paragraph (1) of this subclause (a) may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Series B Preferred Stock and Parity Stock, voting together as a single class without regard to Series, at a meeting of the stockholders, or the holders of shares of Series B Preferred Stock and Parity Stock, called for that purpose. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a default in dividends on the shares of Series B Preferred Stock or such Parity Stock by reason other than removal, such vacancy shall be filled for the unexpired term by the appointment by the remaining Director elected as aforesaid of a new Director for the unexpired term of such former Director.

               (b) Additional Capital Stock, etc. The Corporation shall not, without the affirmative consent or approval of the holders of shares representing at least 66-2/3% of the Series B Preferred Stock then outstanding, voting as a single class (such consent or approval to be given by written consent in lieu of a meeting or by vote at a meeting called for such purpose for which notice shall have been given to the holders of the Series
B Preferred Stock): (i) authorize the issuance of any new, or increase the authorized number of shares of any existing, class of capital stock of the Corporation which would be senior or superior as to dividends and upon liquidation to the Series B Preferred Stock, (ii) increase the number of shares of Preferred Stock authorized in the Charter or create any other class of stock (or any other Series of Preferred Stock) ranking on a parity with the Series B Preferred Stock, 11% Preferred Stock, Series C Preferred Stock and any other Parity Stock (which other Parity Stock, together with the Series C Preferred Stock, shall not exceed $170,000,000 in Liquidation Value plus an additional $25,500,000 in Liquidation Value of such stock which may be issued pursuant to an underwriter's over-allotment option) issued or issuable as part of the Total Equity Financing (as defined below) as to dividends and upon liquidation, (iii) reissue any shares of Series B Preferred Stock that have been redeemed or (iv) take any action to cause any amendment, alteration or repeal of any of the provisions of the Charter that would materially adversely affect the rights of holders of Series B Preferred Stock.



 (vi) Conversion Rights. (a) Optional Conversion of Series B Preferred Stock. The holder of a share of Series B Preferred Stock shall have the right, at such holder's option, at any time or from time to time to convert such share of Series B Preferred Stock into such number of fully paid and nonassessable shares of Common Stock (the "Conversion Shares") as is obtained by dividing the Liquidation Value by $12.025, being a price equal to the sum of (i) the average of the closing price for Common Stock on the New York Stock Exchange for each of the 20 consecutive trading days immediately preceding the date of issue of the Series B Preferred Stock (the "Average Price") plus (ii) 15% of the Average Price (the "Initial Conversion Price").

               (b) If at any time after the date hereof and prior to June 1, 1992 the Corporation (i) shall have issued or sold any convertible security or instrument convertible into Common Stock at less than the Initial Conversion Price or (ii) shall have issued or sold any Common Stock at a price per share less than the Average Price or (iii) shall have issued or sold warrants, options or rights to purchase Common Stock at a price such that the sum of such price and the price at which such instrument maybe exercised is less than the Initial Conversion Price, then the Initial Conversion Price shall be adjusted to (xx) the price at which such convertible security or instrument may be exercised or (yy) the sale price of such Common Stock plus 15% of such sale price or (zz) the sum of the price of such instrument and its exercise price, respectively; provided, however, that there shall not be taken into account for the purposes of such adjustment (A) stock, options or rights issued to the officers or key employees of the Corporation and of its subsidiaries or the issuance of any securities pursuant to employee stock purchase plans or (B) any sale or issuance of such securities, instruments, capital stock or warrants that yields Gross Proceeds (including further proceeds, if any, upon the exercise thereof) of less than $15,000,000 in the aggregate; provided, further, however that in any case the Initial
Conversion Price shall not be less than $10.00. If the Initial Conversion Price should be adjusted pursuant to clause (xx),
(yy) or (zz) above prior to December 31, 1991 and such adjustment would result in the Series B Preferred Stock being convertible into more shares of Common Stock than the Corporation has authorized and reserved for such purpose, then no such adjustment shall be made at such time; provided, however, that the Corporation shall use its best efforts to increase the number of authorized and reserved shares of Common
Stock to a number sufficient to effect such adjustment as promptly as practicable; provided, further, however, that any adjustment not made as a result of this sentence shall be made immediately upon the increase of authorized shares of Common
Stock. The provisions of this paragraph (b) shall be of no further force and effect and the adjustments to the Initial Conversion Price required by this paragraph shall not be made for any event that occurs from and after the date, if any, that the Total Equity Financing (as hereinafter defined) exceeds $250,000,000.

         For the purposes of this clause (vi) of this Article Second, "Total Equity Financing" shall at any date mean Gross Proceeds (calculated using the Liquidation Value with respect to the Series B Preferred Stock) from the sale, on and after the date of issuance of the Series B Preferred Stock, of capital stock of the Corporation (including Series B Preferred Stock and Series C Preferred Stock, but excluding the issuance of any 11% Preferred Stock) or any other securities convertible into or exchangeable for capital stock of the Corporation.



       (c) If the Initial Conversion Price would have been reduced to less than $10.00 pursuant to any provision of clause
(vi) (b) above but for the provisos therein prohibiting any Initial Conversion Price below $10.00 (the Initial Conversion Price as so adjusted without regard to any prohibition on a price below $10.00, being referred to as the "Fully Adjusted Conversion Price"), the Corporation shall, without additional consideration therefor, issue a number of shares of its 11% Preferred Stock to each holder of Series B Preferred Stock calculated pursuant to the following formula: Fully Adjusted Conversion Price multiplied by Incremental Shares multiplied by 0.5, divided by $10,000. For the purposes of this paragraph (c) "Incremental Shares" shall mean (A) that number of shares of Common Stock that each holder of Series B Preferred Stock would have received upon conversion of such Series B Preferred Stock if the Initial Conversion Price had been the Fully Adjusted Conversion Price, less (B) that number of shares of Common Stock each holder will receive upon conversion assuming an Initial Conversion Price of $10.00.

         Initial Conversion Price and Fully Adjusted Conversion Price, individually or collectively, as applicable, are hereinafter referred to as the "Conversion Price." The Conversion Shares and the Conversion Price are subject to certain adjustments as set forth herein, and the terms Conversion Shares and Conversion
Price as used herein shall as of any time be deemed to include all such adjustments to be given effect as of such time in accordance with the terms hereof.

         Upon the exercise of the option of the holder of any shares of Series B Preferred Stock to convert Series B Preferred Stock into Common Stock, the holder of such shares of Series B
Preferred Stock to be converted shall surrender the certificates representing the shares of Series B Preferred Stock so to be converted in the manner provided in clause (vi)(d) below.



       (d) Delivery of Stock Certificates; No Fractional Shares. The holder of any shares of Series B Preferred Stock may exercise the conversion right pursuant to clause (vi) (a) above by delivering to the Corporation during regular business hours at the office of the Corporation the certificate or certificates for the shares to be converted, duly endorsed or assigned either in blank or to the Corporation (if required by it), accompanied by written notice stating that such holder elects to convert such shares. Conversion shall be deemed to have been effected on the date when the aforesaid delivery is made, and such date is referred to herein as the "Conversion Date." As promptly as practicable thereafter the Corporation shall issue and deliver to or upon the written order of such holder to the place designated by such holder, a certificate or certificates for the number of full shares of Common Stock to which such holder is entitled and a check or cash in respect of any fractional interest in a share of Common Stock, as provided below, payable with respect to the shares of Series B Preferred Stock so converted; provided, however, that in the case of a conversion in connection with liquidation, no such certificates need be issued. The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become the stockholder of record in respect of such Common Stock on the applicable Conversion Date unless the transfer books of the Corporation are closed on that date, in which event such holder shall be deemed to have become the stockholder of record in respect of such Common Stock on the next succeeding date on which the transfer books are open, but the Conversion Price shall be that in effect on the Conversion Date. Upon conversion of only a portion of the number of shares covered by a certificate representing shares of Series B Preferred Stock surrendered for conversion, the Corporation shall issue and deliver to or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Corporation, a new certificate covering the number of shares of Series B Preferred Stock representing the unconverted portion of the certificate so surrendered. If the new certificate or certificates are to be issued to a person who is not the registered holder of the certificate delivered for conversion, any transfer taxes applicable to the transaction shall be paid by such transferee.

               (e) No Fractional Shares of Common Stock. (i) No fractional shares of Common Stock shall be issued upon conversion of shares of Series B Preferred Stock. Instead of any fractional share of Common Stock which would otherwise be issuable upon conversion of any shares of Series B Preferred Stock, the Corporation shall pay a cash adjustment in respect of such fractional interest in an amount equal to the then current Market Price (as defined in clause (vi)(f)(8) below) of a share of Common Stock multiplied by such fractional interest. The holders of fractional interests shall not be entitled to any rights as stockholders of the Corporation in respect of such fractional interests. In determining the number of shares of Common Stock and the payment, if any, in lieu of fractional shares that a holder of Series B Preferred Stock shall receive, the total number of shares of Series B Preferred Stock surrendered for conversion by such holder shall be aggregated.

         (ii) The Corporation shall forthwith upon conversion of all or any portion of the Series B Preferred Stock pay all dividends accrued on such Series B Preferred Stock to the date of such conversion.



       (f) Adjustment of Conversion Price Upon Issuance of Common Stock. If and whenever (i) after the date hereof and prior to June 1, 1992, the Total Equity Financing shall have yielded Gross Proceeds in excess of $250,000,000 and the Corporation shall thereafter take any of the actions described in subclauses (i), (ii) or (iii) of clause (b) above, (except
(xx) upon conversion of the Series B Preferred Stock (yy) issuances subject to subclauses (A) and (B) of the first proviso set forth in clause (b) and (zz) the term "Average Price" in subclause (ii) of clause (b) shall mean the Conversion Price as then in effect); or (ii) at any time after the date hereof the Corporation takes any of the actions described in paragraphs (1) through (4) below involving the deemed issuance of shares of Common Stock for a consideration per share less than the Market Price on the day immediately prior to such deemed issue or sale, then, forthwith upon such actual or deemed issue or sale, as the case may be, the Conversion Price shall be reduced (but not increased, except as otherwise specifically provided in paragraph (3) below) to the price (calculated to the nearest cent) (or, where an event may occur which would require an adjustment under more than one provision hereof, to the lower of the prices) determined as follows:

         (A) in the case of taking any of the actions described above in subclause (i) of this clause (f), by dividing (i) an amount equal to the sum of (A) the aggregate number of shares of Common
Stock outstanding immediately prior to such issue or sale multiplied by the then existing Conversion Price and (B) the consideration, if any, received by the Corporation upon such issue or sale (determined, in the case of warrants, options, rights or convertible securities, on the basis described below in paragraphs (1) and (2) as the Rights Formula and the Convertible Formula), by (ii) the aggregate number of shares of Common Stock of all classes outstanding immediately after such issue or sale (determined, in the case of warrants, options, rights or convertible securities, on the basis described below in paragraphs (1) and (2) as the Rights Formula and the Convertible Formula); and

         (B) in the case of taking any of the actions described above in subclause (ii) of this clause (f), by multiplying the Conversion Price in effect immediately prior to the time of such deemed issue or sale by a fraction, the numerator of which shall be the sum of (i) the aggregate number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the Market Price on the day immediately prior to such issue or sale plus (ii) the consideration received by the Corporation upon such issue or sale, and the denominator of which shall be the product of (iii) the aggregate number of shares of Common
Stock of all classes outstanding immediately after such issue or sale, multiplied by (iv) the Market Price on the day immediately prior to such issue or sale.

         No adjustment of the Conversion Price, however, shall be made in an amount less than $.10 per share, but any such lesser adjustment shall be carried forward and taken into account at the time of and together with the next subsequent adjustment.

         For the purposes of subclause (ii) of this clause (vi)(f), the following paragraphs (1) through (4) shall also be applicable;
and for purposes of this clause (vi)(f) generally, the following paragraphs (5) through (10) shall be applicable:

         (1) Issuance of Rights or Options - In case at any time after the date hereof the Corporation shall in any manner grant
(whether directly or by assumption in a merger or otherwise, except in the circumstances described in clause (vi)(g) below) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called "Convertible Securities"), whether or not such rights or options or the right to convert or exchange any such Convertible
Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (i) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (ii) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options (the "Rights Formula")) shall be less than the Market
Price, determined as of the date of granting such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share.
 Except as provided in paragraph (3), no further adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common
Stock upon conversion or exchange of such Convertible Securities.



 (2) Issuance of Convertible Securities - In case at any time after the date hereof the Corporation shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (i) the total amount received or receivable by the Corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by (ii) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities (the "Convertible Formula")) shall be less than the Market Price, determined as of the date of such issue or sale of such Convertible Securities, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share; provided, however, that (a) except as otherwise provided in paragraph (3), no further adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (b) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Conversion Price have been or are to be made pursuant to other provisions of this clause (vi) (f), no further adjustment of the Conversion Price shall be made by reason of such issue or sale.

         (3) Change in Option Price or Conversion Rate - Upon the happening of any of the following events, namely, if the purchase price provided for in any right or option referred to in paragraph (1), the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities referred to in paragraph (1) or (2), or the rate at which any Convertible Securities referred to in paragraph (1) or (2) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Conversion Price then in effect hereunder shall forthwith be readjusted (increased or decreased, as the case maybe) to the Conversion Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold. On the expiration of any such option or right referred to in paragraph
(1) or the termination of any such right to convert or exchange any such Convertible Securities referred to in paragraph (1) or
(2), the Conversion Price then in effect hereunder shall forthwith be readjusted (increased or decreased, as the case may be) to the Conversion Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination, never been granted, issued or sold, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in paragraph (1) or the rate at which any Convertible Securities referred to in paragraph (1) or (2) are convertible into or exchangeable for Common Stock shall be reduced at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of shares of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Securities, the Conversion Price then in effect hereunder shall, if not already adjusted, forthwith be adjusted to such amount as would have obtained had such right, option or Convertible Securities never been issued as to such shares of Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Conversion Price then in effect hereunder is thereby reduced.

         (4) Stock Dividends - In case at any time the Corporation shall declare a dividend or make any other distribution upon any class or series of stock of the Corporation payable in shares of Common Stock or Convertible Securities, any shares of Common
Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

         (5) Consideration for Stock - Anything herein to the contrary notwithstanding, in case at any time any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Corporation therefor, without deduction therefrom of any expenses incurred or any underwriting discounts, commissions or concessions paid or allowed by the Corporation in connection therewith.

         In case at any time any shares of Common Stock or any class of Convertible Securities or any rights or options to purchase any such shares of Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Corporation shall be deemed to be the fair value of such consideration as determined reasonably and in good faith by the Board of Directors of the Corporation, without deduction of any expenses incurred or any underwriting discounts, commissions or concessions paid or allowed by the Corporation in connection therewith. In case at any time any shares of Common Stock or any class or Convertible Securities or any rights or options to purchase such shares of Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Corporation is the surviving Corporation, the amount of consideration received therefor shall be deemed to be the fair value as determined reasonably and in good faith by the Board of Directors of the Corporation of such portion of the assets and business of the nonsurviving Corporation as such Board may determine to be attributable to such shares of Common
Stock, Convertible Securities, rights or options, as the case may be. In case at any time any rights or options to purchase any shares of Common Stock or Convertible Securities shall be issued in connection with the issue and sale of other securities of the Corporation, together comprising one integral transaction in which no consideration is allocated to such rights or options by the parties thereto, such rights or options shall be deemed to have been issued for an amount of consideration equal to the fair value thereof as determined reasonably and in good faith by the Board of Directors of the Corporation.

         (6) Record Date - In case the Corporation shall take a record of the holders of its Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in shares of Common Stock or in Convertible Securities, or (ii) to subscribe for or purchase shares of Common Stock or Convertible
Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold as a result of the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase,as the case may be.

         (7) Treasury Shares - The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Corporation, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of this clause (vi)(f).

         (8) Definition of Market Price - Unless otherwise set forth in these Articles, "Market Price" shall mean, for any day, the last sale price of the Common Stock on the principal national securities exchange on which the Common Stock may at the time be listed, or, if there shall have been no sales on any such exchange on any such day, the average of the bid and asked prices at the end of such day, or, if the Common Stock shall not be so listed, the average of the bid and asked prices at the end of the day in the domestic over-the-counter market. If at any time the Common Stock is not listed on any exchange or quoted in the domestic over-the-counter market, the "Market Price" shall be deemed to be the higher of (aa) the book value thereof, as determined (in accordance with generally accepted accounting principles consistent with those then being applied by the Corporation) by any firm of independent public accountants
(which may be the regular auditors of the Corporation) of recognized national standing selected by the Board of Directors of the Corporation, as of the last day of the month ending within 31 days preceding the date as of which the determination is to be made, and (bb) the fair value thereof, as determined in good faith by the Board of Directors of the Corporation.

         (9) Determination of Market Price under Certain Circumstances- Anything herein to the contrary notwithstanding, in case at any time after the date hereof the Corporation shall issue any shares of Common Stock or Convertible Securities, or any rights or options to purchase any such Common Stock or Convertible Securities, in connection with the acquisition by the Corporation of the stock or assets of any other Corporation or the merger of any other Corporation into the Corporation under circumstances where on the date of the issuance of such shares of Common Stock or Convertible Securities or such rights or options the consideration received for such Common Stock or deemed to have been received for the Common Stock into which such Convertible Securities or such rights or options are convertible is less than the Market Price of the Common Stock but on the date the number of shares of Common Stock or Convertible Securities (or in the case of Convertible Securities other than stock, the aggregate principal amount of Convertible Securities) or the number of such rights or options was determined (as set forth in a binding agreement between the Corporation and the other party to the transaction) the consideration received for such Common Stock or deemed to have been received for the Common Stock into which such Convertible Securities or such rights or options are convertible would not have been less than the Market Price thereof, such shares of Common Stock shall not be deemed to have been issued for less than the Market Price of the Common Stock.



 (10) Adjustment to Determination of Market Price. When making the calculations and determinations described in clause (vi) (f)
(1) through clause (vi) (f) (9) hereof, the issuance to officers or key employees of the Corporation and of its subsidiaries of shares of Common Stock or warrants, options or rights for Common Stock issued pursuant to any instruments or agreements or plans, or shares issuable to employees under employee stock purchase plans, shall not be taken into account.

               (g)  Liquidating Dividends; Purchase Rights.
(i) In case at any time after the date hereof the Corporation shall declare a dividend upon the shares of Common Stock of any class payable otherwise than in shares of Common Stock or Convertible
Securities, otherwise than out of consolidated earnings or consolidated earned surplus (determined in accordance with generally accepted accounting principles, but excepting quarterly Common Stock dividends at the rate of $.05 per share or increases therein out of consolidated net income of the Corporation determined in accordance with generally accepted accounting principles for the period from the end of the last fiscal year to the date of the most recent consolidated quarterly financial statements of the Corporation as at the time of the declaration of the dividend), and otherwise than in the securities to which the provisions of clause (ii) below apply, the Corporation shall pay over to each holder of Series B
Preferred Stock, upon conversion thereof on or after the dividend payment date, the securities and other property
(including cash) which such holder would have received (together with all distributions thereon) if such holder had converted the Series B Preferred Stock held by it on the record date fixed in connection with such dividend, and the Corporation shall take whatever steps are necessary or appropriate to keep in reserve at all times such securities and other property as shall be required to fulfill its obligations hereunder in respect of the shares issuable upon the exercise or conversion of all the Series B Preferred Stock.

         (ii) If at any time or from time to time on or after the date hereof, the Corporation shall grant, issue or sell any options or rights (other than Convertible Securities) to purchase stock, warrants, securities or other property pro rata to the holders of Common Stock of all classes ("Purchase Rights"), and if the holder shall be entitled to an adjustment pursuant to clause
(vi) (f) above, then in lieu of such adjustment, and if deemed by the Board of Directors to be not materially adverse to the interests of the holders of Series B Preferred Stock, the Corporation shall reserve for distribution to holders of Series
B Preferred Stock upon conversion of the same and upon the terms applicable to such Purchase Rights, the aggregate Purchase
Rights which such holder could have acquired if such holder had held the number of shares of Common Stock issuable upon conversion of such Series B Preferred Stock immediately prior to the time or times at which the Corporation granted, issued or sold such Purchase Rights.

               (h) Subdivision or Combination of Stock. In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion
Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased.

               (i) Changes in Common Stock. If any capital reorganization or reclassification of the capital stock of the Corporation, or consolidation or merger of the Corporation with another Corporation, or the sale, transfer or other disposition of all or substantially all of its properties to another Corporation, shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition, lawful and adequate provision shall be made whereby each holder of Series B Preferred Stock shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the shares of the Common Stock of the Corporation immediately theretofore issuable upon conversion of the Series B Preferred Stock, such shares of stock, securities or properties as may be issuable or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such Common Stock immediately theretofore issuable upon conversion of the Series B Preferred Stock had such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of each holder of Series B Preferred Stock to the end that the provisions hereof (including without limitation provisions for adjustment of the Conversion Price) shall thereafter be applicable, as nearly equivalent as may be practicable in relation to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof.
The Corporation shall not effect any such consolidation, merger, sale, transfer or other disposition, unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Corporation) resulting from such consolidation or merger or the corporation purchasing or otherwise acquiring such properties shall assume, by written instrument executed and mailed or delivered to the holders of Series B Preferred Stock at the last address of such holders appearing on the books of the Corporation, the obligation to deliver to such holders such shares of stock, securities or properties as, in accordance with the foregoing provisions, such holders may be entitled to acquire. The above provisions of this subparagraph shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales, transfers, or other dispositions.



       (j) Certain Events. If any event occurs as to which in the opinion of the Board of Directors of the Corporation the other provisions of this clause (vi) are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Series B Preferred Stock in accordance with the essential intent and principles of such provisions, then such Board of Directors shall appoint a firm of independent certified public accountants (which may be the regular auditors of the Corporation) of recognized national standing, which shall give their opinion upon the adjustment, if any, on a basis consistent with such essential intent and principles, necessary to preserve, without dilution, the rights of the holders of the Series B Preferred Stock. Upon receipt of such opinion by the Board of Directors, the Corporation shall forthwith make the adjustments described therein; provided, however, that no such adjustment shall have the effect of increasing the Conversion Price as otherwise determined pursuant to this clause (vi) except in the event of a combination of shares of the type contemplated in clause (vi)(h) and then in no event to an amount larger than the Conversion Price as adjusted pursuant to clause (vi) (h).

               (k) Prohibition of Certain Actions. The Corporation will not (i) authorize or issue, or agree to authorize or issue, any shares of its capital stock of any class preferred as to dividends or as to the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding-up of the Corporation unless the rights of the holders thereof shall be limited to a fixed sum or percentage of par value in respect of participation in dividends and in the distribution of such assets, or (ii), except in accordance with clause (vi)(b), take any action which would result in any adjustment of the Conversion Price if the total number of shares of Common Stock issuable after such action upon conversion of all of the Series
B Preferred Stock would exceed the total number of shares of Common Stock then authorized by the Corporation's Charter.

               (l) Stock to be Reserved. Except as otherwise provided in clause (vi) (b) hereof, the Corporation will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issue upon the conversion of Series B
Preferred Stock as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of all outstanding Series B Preferred Stock, and the Corporation will maintain at all times all other rights and privileges sufficient to enable it to fulfill all its obligations hereunder. The Corporation covenants that all shares of Common
Stock which shall be so issuable shall, upon issuance, be duly authorized, validly issued, fully paid and nonassessable, free from preemptive or similar rights on the part of the holders of any shares of capital stock or securities of the Corporation, and without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value, if any, per share of the Common Stock is at all times equal to or less than the then effective Conversion Price. The Corporation will use its best efforts to take all such action as may be necessary to assure that such shares of Common Stock may be so issued without violation by the Corporation of any applicable law or regulation, or of any requirements of any domestic securities exchange upon which the Common Stock may be listed.

       (m) Registration and Listing of Common Stock. If any shares of Common Stock required to be reserved for purposes of conversion of Series B Preferred Stock hereunder require registration with or approval of any governmental authority under any Federal or state law (other than the Securities Act of 1933 or any state "blue sky" law) before such shares may be issued upon conversion, the Corporation will, at its expense and as expeditiously as possible, use its best efforts to cause such shares to be duly registered or approved, as the case may be.
If and so long as the Common Stock is listed on any national securities exchange, the Corporation will, at its expense, use its best efforts to obtain promptly and maintain the approval for listing on each such exchange upon official notice of issuance, of shares of Common Stock issuable upon conversion of the then outstanding Series B Preferred Stock and maintain the listing of such shares after their issuance; and the Corporation will also use its best efforts to list on such national securities exchange, to register under the Securities Exchange Act of 1934 and to maintain such listing of, any other securities that at any time are issuable upon conversion of the Series B Preferred Stock, if and at the time that any securities of the same class shall be listed on such national securities exchange by the Corporation.



       (n) Closing of Books. The Corporation will at no time close its transfer books against the transfer of any Preferred Stock or of any shares of Common Stock issued or issuable upon the conversion of any Series B Preferred Stock in any manner which interferes with the timely conversion of such Series B Preferred Stock.



       (o) Statement of Adjustment of Conversion Price. Whenever the Conversion Price shall be adjusted as provided in clause (vi) (f) above, the Corporation shall forthwith file at its office a statement, signed by its independent certified public accountants, showing in detail the facts requiring such adjustment and the Conversion Price that shall be in effect after such adjustment. The Corporation shall also cause a copy of such statement to be sent by certified mail, return receipt requested, to each holder of shares of Series B Preferred Stock to such holder's address appearing on the Corporation's records. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of clause (vi) (p) below.

               (p) Notice. In the event the Corporation shall propose to take any action of the types described in clause (vi)(f) above, the Corporation shall give notice to each holder of shares of Series B Preferred Stock, in the manner set forth in clause (vi) (o) above, which notice shall specify the record date, if any, (or the method of determining the same) with respect to any such action and the date (or the method of determining the same) on which such action is to take place.
Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Price and the number, kind or class of shares or other securities or property which shall be deliverable or purchasable upon the occurrence of such action or deliverable upon conversion of shares of Series B Preferred
Stock. In the case of any action which would require the fixing of a record date, such notice shall be given at least 20 days prior to the date so fixed, and in case of all other action, such notice shall be given at least 30 days prior to the taking of such proposed action.

               (q) Taxes. The Corporation shall pay all documentary, stamp or other transactional taxes attributable to the issuance or delivery of shares of capital stock of the Corporation upon conversion of any shares of Series B Preferred Stock.

     THIRD: The terms of the 11% Preferred Stock are as follows:

  (i) Designation and Amount. The designation of the Series of Preferred Stock described in clause (ii) of Article First hereof shall be "11% Preferred Stock" (the "11% Preferred Stock"). The number of shares of 11% Preferred Stock shall initially be 1,000.

         (ii) Dividends. (a) Rate, etc. The holders of shares of 11% Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of the funds legally available therefor, annual dividends from the date of issue thereof at the rate of $1,100.00 per share, calculated on the basis of a 360-day year of 12 30-day months, accruing on a daily basis, payable quarterly, in arrears, on each Dividend Payment
Date in each year commencing on the first Dividend Payment Date subsequent to the issuance of any shares of such 11% Preferred
Stock. Such dividends shall be cumulative with respect to each share from the date of original issuance, whether or not earned or declared.

               (b) Rank, etc. The 11% Preferred Stock shall rank on a parity with the Corporation's $4.10 Series A Convertible
Exchangeable Preferred Stock, Series B Preferred Stock, Series C
Preferred Stock and any other Parity Stock as to dividends and upon liquidation. Unless full cumulative dividends on all outstanding shares of 11% Preferred Stock or any other class of Parity Stock have been paid or are contemporaneously declared and paid (or declared and a sum sufficient for the payment thereof is set apart for such payment), the Corporation will not
(1) declare or pay any dividend on the Common Stock of the Corporation or on any other class of Junior Stock or make any payment on account of, or set apart money for, a sinking or other analogous fund for the purchase, redemption or other retirement of, any Junior Stock or make any distribution in respect thereof, either directly or indirectly and whether in cash or property or in obligations or shares of the Corporation
(other than in shares of Junior Stock) or (2) purchase any shares of 11% Preferred Stock or Parity Stock (except for consideration payable in Junior Stock) or redeem fewer than all of the shares of 11% Preferred Stock or Parity Stock then outstanding. Unless and until all dividends accrued and payable but unpaid on the 11% Preferred Stock and any Parity Stock at the time outstanding have been paid in full, all dividends declared by the Corporation upon such 11% Preferred Stock or Parity Stock shall be declared pro rata with respect to all 11%
Preferred Stock and Parity Stock then outstanding, so that the amounts of any dividends declared on the 11% Preferred Stock and such Parity Stock shall in all cases bear to each other the same ratio that, at the time of such declaration, all accrued and payable but unpaid dividends on the 11% Preferred Stock and such other Parity Stock, respectively, bear to each other.

        (iii) Liquidation. (a) Preference on Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation (any or all of such events, a "liquidation"), whether voluntary or involuntary, the holders of shares of 11% Preferred Stock then outstanding shall be entitled, pari passu as if members of a single class of securities with the holders of other Parity Stock, to be paid out of the assets of the Corporation, before any payment shall be made to the holders of the Junior Stock or the holders of any other capital stock of the Corporation, an amount equal to $10,000 per share of such 11% Preferred Stock plus an amount equal to the dividends accrued and unpaid thereon to the payment date.

               (b) Insufficient Assets. If, upon any liquidation of the Corporation, the assets of the Corporation are insufficient to pay the holders of shares of the Parity Stock then outstanding the full amounts to which they shall be entitled, such assets shall be distributed to the holders of the Parity
Stock pro rata in proportion to the amounts to which they shall be entitled.

               (c) Rights of Other Holders. In the event of any liquidation, after payment shall have been made to the holders of the 11% Preferred Stock and other Parity Stock of all preferential amounts to which they shall be entitled, the holders of shares of Junior Stock and other capital stock of the Corporation shall receive such amounts as to which they are entitled by the terms thereof.



       (d) Consolidation, Merger or Sale of Assets. Neither a consolidation or merger of the Corporation with or into any other Corporation, nor a sale or transfer of all or substantially all of the Corporation's assets for cash or securities nor a statutory share exchange in which stockholders of the Corporation may participate shall be considered a liquidation, dissolution or winding-up of the Corporation within the meaning of this clause (iii).

         (iv) Redemption. (a) Mandatory Redemption. On June 1, 2001, the Corporation will redeem the 11% Preferred Stock then outstanding at a redemption price equal to $10,000 per share, together with dividends accrued thereon to the date of redemption.

               (b) Optional Redemption. The 11% Preferred Stock shall be subject to redemption, at the option of the Corporation, in whole or from time to time in part, at any time on or after June
1, 1994 at a redemption price equal to $10,000 per share, plus the Redemption Premium (as hereinafter defined), together with dividends accrued thereon to the date of redemption.

          For the purposes of this clause (iv) "Redemption Premium" shall mean:

               Period


 June 1, 1994 to May 31, 1995    $770

 June 1, 1995 to May 31, 1996     660

 June 1, 1996 to May 31, 1997     550

 June 1, 1997 to May 31, 1998     440

 June 1, 1998 to May 31, 1999     330

 June 1, 1999 to May 31, 2000     220

 June 1, 2000 to May 31, 2001     110

 June 1, 2001 and thereafter        0

          (v) Voting Rights. Excepting the rights specified below in this clause (v), the holders of the 11% Preferred Stock shall not be entitled to any voting rights. For purposes of this clause (v) and in any case where holders of the 11% Preferred
Stock are entitled to vote upon any matter together with holders of Parity Stock as a single class, holders of 11% Preferred
Stock have a number of votes per share determined by dividing
$10,000 by $50.00.



       (a) Voting Rights Relating to Unpaid Dividends. (1) If on the date used to determine stockholders of record for any meeting of stockholders for the election of directors, accrued dividends on the shares of 11% Preferred Stock or any Parity Stock shall not have been paid in an aggregate amount equal to or greater than two quarterly dividends on the shares of 11% Preferred Stock or such Parity Stock at the time outstanding, then, and in any such event, the number of Directors then constituting the entire Board of Directors of the Corporation shall automatically be increased by two Directors and the holders of shares of 11% Preferred Stock and the holders of shares of Parity Stock, voting together as a single class, shall be entitled at such meeting to fill such newly created directorships. Such right to vote as a single class to elect two Directors shall, when vested, continue until all dividends in default on the shares of 11% Preferred Stock and such Parity Stock, as the case may be, shall have been paid in full and, when so paid, such right to elect two Directors separately as a class shall cease, subject, always, to the same provisions for the vesting of such right to elect two Directors separately as a class in the case of future dividend defaults.

               (2) So long as any shares of 11% Preferred Stock are outstanding the number of Directors of the Corporation shall at all times be such that the exercise, by the holders of shares of 11% Preferred Stock and the holders of shares of Parity Stock, of the right to elect Directors under the circumstances provided in paragraph (1) of this subclause (a) will not contravene any provisions of the Maryland General Corporation Law or the Charter of the Corporation.



       (3) Directors elected pursuant to paragraph (1) of this subclause (a) shall serve until the earlier of (A) the next annual meeting of the stockholders of the Corporation and the election (by the holders of shares of 11% Preferred Stock and Parity Stock) and qualification of their respective successors or (B) the date upon which all dividends in default on the shares of 11% Preferred Stock and such Parity Stock shall have been paid in full. Directors elected pursuant to paragraph (1) of this subclause (a) may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of 11% Preferred Stock and Parity Stock, voting together as a single class without regard to Series, at a meeting of the stockholders, or the holders of shares of 11% Preferred Stock and Parity Stock, called for that purpose. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a default in dividends on the shares of 11% Preferred Stock or such Parity Stock by reason other than removal, such vacancy shall be filled for the unexpired term by the appointment by the remaining director elected as aforesaid of a new Director for the unexpired term of such former Director.



       (b) Additional Capital Stock, etc. The Corporation shall not, without the affirmative consent or approval of the holders of shares representing at least 66- 2/3% of the 11% Preferred Stock and Parity Stock then outstanding, voting as a single class (such consent or approval to be given by written consent in lieu of a meeting or by vote at a meeting called for such purpose for which notice shall have been given to the holders of the 11% Preferred Stock and Parity Stock): (i) authorize the issuance of any new, or increase the authorized number of shares of any existing, class of capital stock of the Corporation which would be senior or superior as to dividends and upon liquidation to the 11% Preferred Stock, (ii) increase the number of shares of Preferred Stock authorized in the charter or create any other class of stock (but not any other series of Preferred Stock) ranking on a parity with the 11% Preferred Stock, Series B Preferred Stock and Parity Stock as to dividends and upon liquidation, (iii) reissue any shares of 11% Preferred Stock that have been redeemed or (iv) take any action to cause any amendment, alteration or repeal of any of the provisions of the Corporation's Charter that would materially adversely affect the rights of holders of 11% Preferred Stock.

         (vi) Exchange for Depositary Shares. The shares of 11% Preferred Stock shall be subject to exchange, in whole or in part, at the option of the holder thereof exercisable at any time and from time to time in part, upon 30 days written notice to the Corporation specifying the number of shares of 11% Preferred Stock to be so exchanged. The Corporation shall accept deposit of such shares and hold them in trust for the benefit of the holders making such deposit and shall deliver to such holders in exchange therefor depositary shares of the Corporation (the "Depositary Shares") of equal aggregate liquidation value to the shares of 11% Preferred Stock delivered for deposit, each such Depositary Share having a liquidation value of $25.00. On each Dividend Payment Date with respect to the 11% Preferred Stock, upon any redemption thereof, and upon any liquidation, dissolution or winding-up of the Corporation, the holders of each Depositary Share shall be paid, from the proceeds of any such dividend, redemption or payment upon liquidation, dissolution or winding-up payable with respect to the shares of 11% Preferred Stock so deposited, the portion of such proceeds allocable to the Depositary Shares held by such holder.



     IN WITNESS WHEREOF, USF&G Corporation has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and witnessed by its Secretary on May 31, 1991.





WITNESS:                                USF&G Corporation



WILLIAM F. SPLIEDT                By:   NORMAN P. BLAKE, JR.
- - - - - - - ------------------                      --------------------
William F. Spliedt                      Norman P. Blake, Jr.
Secretary                               Chairman of the Board
                                        and President







     THE UNDERSIGNED, Chairman of the Board and President of USF&G Corporation, who executed on behalf of the Corporation Articles Supplementary of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.



                                        NORMAN P. BLAKE, JR.
                                        --------------------
                                        Norman P. Blake, Jr.
                                        Chairman of the Board
                                           and President

                            ARTICLES SUPPLEMENTARY

           $5.00 SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK
                                    OF
                            USF&G CORPORATION

      USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (the "Corporation"), hereby certifies to the Maryland State Department of Assessments and Taxation that:

      FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article SEVENTH of the Charter of the Corporation, the Board of Directors has duly divided and classified 3,800,000 shares of the Preferred Stock of the Corporation into a series designated $5.00 Series C Cumulative Convertible Preferred Stock and has provided for the issuance of such series.

      SECOND: The terms of the $5.00 Series C Cumulative Convertible Preferred Stock are as follows:

(1)   Designation and Amount.

      The designation of said series of the Preferred Stock shall be "$5.00 Series C Cumulative Convertible Preferred Stock" (the
"Series C Preferred Stock").  The number of shares of Series C
Preferred Stock shall initially be 3,800,000, subject to increase or decrease by action of the Board of Directors effectuated by further Articles Supplementary.

(2)   Dividends.

      (a) The holders of record of Series C Preferred Stock, on such respective dates as shall be determined by the Board of Directors in advance of the payment of each dividend provided for herein, shall be entitled to receive, as and when declared by the Board of Directors out of assets of the Corporation which are by law available for the payment of dividends, cumulative preferential cash dividends, at the rate of $5.00 per share per annum payable quarterly on January 31, April 30, July 31, and
October 31 of each year, commencing on July 31, 1991 (each such day being hereinafter called a "dividend date" and each quarterly period ending on a dividend date being hereinafter called a "dividend period"), which dividends on each share of Series C Preferred Stock shall accrue from the date of issue thereof. Each such dividend shall be payable to the holders of record as they appear on the stock books of the Corporation on such record dates, not exceeding forty-five (45) days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Corporation. Dividends on the Series C
Preferred Stock for any period greater or less than a full dividend period shall be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Series C
Preferred Stock for each full dividend period shall be computed by dividing the annual dividend rate by four.

      (b) Dividends on the Series C Preferred Stock shall be cumulative, whether or not in any dividend period or periods there shall be funds of the Corporation legally available for the payment of such dividends or whether or not earned or declared.

      (c)  Accumulations of dividends on any shares of Series C
Preferred Stock shall not bear interest.

      (d) All dividends declared on the Series C Preferred Stock for any dividend period and on any class or series of stock ranking on a parity with the Series C Preferred Stock as to dividends and upon liquidation ("Parity Stock") shall be declared pro rata so that the amounts of dividends per share declared for such period on the Series C Preferred Stock and on any classes of Parity Stock that were outstanding during such period shall in all cases bear to each other the same proportions that the respective dividend rates of such stock for such period bear to each other.

      (e) The Corporation shall not (i) declare or pay dividend or other distribution with respect to any junior stock of the Corporation or (ii) redeem or set apart funds for the purchase or redemption of any junior stock through a sinking fund or otherwise, unless (A) all cumulating and accrued dividends with respect to the Series C Preferred Stock have been paid or funds have been set apart for payment of such dividends and (B) sufficient funds have been set apart for the payment of the dividend for the current dividend period with respect to the Series C Preferred Stock.

      (f) As used herein the term "dividends" does not include dividends payable solely in shares of junior stock, or rights to holders of junior stock to subscribe for or purchase any junior stock.

      (g) As used herein, the phrase "set apart" in respect of the payment of dividends or redemption prices shall require deposit of any funds in a bank or trust company in a separate deposit account maintained for the benefit of the holders of the Series
C Preferred Stock.

      (h) As used herein, the term "junior stock" means the Common Stock and any other class of capital stock of the Corporation now or hereafter issued and outstanding which ranks junior in priority to the Series C Preferred Stock as to dividends and upon liquidation.

      (i) As used herein, the term "cumulating or accrued" in respect of dividends with respect to the Series C Preferred Stock means an amount equal to dividends thereon at the rate of $5.00 per share per annum, computed from the date on which such dividends commenced to cumulate, and cumulating on each dividend date thereafter, less the aggregate amount of all dividends previously paid with respect to such Series C Preferred Stock.

(3)   Liquidation Preference.

      (a) The amount which the holders of Series C Preferred Stock shall be entitled to receive in the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, shall be $50 per share plus an amount per share equal to all dividends cumulating or accrued and unpaid thereon to the date of such liquidation, dissolution or winding up, and no more.

      (b) Upon any such liquidation, dissolution or winding up, the preferential amounts with respect to the Series C Preferred
Stock and any class of Parity Stock shall be distributed pro rata in accordance with the aggregate preferential amounts of the Series C Preferred Stock and such other classes of Parity
Stock, if any, out of or to the extent of the net assets of the Corporation legally available for such distribution, before any distributions are made with respect to any junior stock.

      (c) Neither a consolidation or merger of the Corporation with or into any corporation nor a merger of any other corporation with or into the Corporation, nor a sale or transfer of all or substantially all of the Corporation's assets for cash or securities nor a statutory share exchange in which stockholders of the Corporation may participate shall be considered a liquidation or dissolution or winding-up of the Corporation within the meaning of this paragraph (3).

(4)   Redemption.

      (a) At any time on and after June 13, 1994 all the Series C Preferred Stock, or any part thereof, at any time outstanding, may be redeemed by the Corporation, at any time or from time to time at its election expressed by resolution of the Board of Directors upon not less than 30 nor more than 60 days previous notice to the holders of record of the Series C Preferred Stock to be redeemed, given by (i) registered or certified mail, postage prepaid, and (ii) the single publication of such notice in the The Wall Street Journal or similar daily financial publication of general circulation in the United States, at the redemption prices set forth below during the 12 month periods beginning on June 13 of the years shown below, in each case plus accrued and unpaid dividends to the date fixed for redemption
(the "redemption date").

           Year                        Redemption Price
           1994                              $53.50
           1995                               53.00
           1996                               52.50
           1997                               52.00
           1998                               51.50
           1999                               51.00
           2000                               50.50
           2001 and thereafter                50.00

      (b) Any notice of redemption mailed to a holder of Series C Preferred Stock at his address as the same appears on the books of the Corporation shall be conclusively presumed to have been given whether or not the holder receives the notice. Each such notice shall state the redemption date; the number of shares of Series C Preferred Stock to be redeemed, and, if less than all shares of Series C Preferred Stock held by such holder are to be redeemed, the number of such shares to be redeemed from such holder and the fact that a new certificate or certificates representing any unredeemed shares shall be issued without cost to such holder; the redemption price applicable to the shares to be redeemed; the place or places where such shares are to be surrendered; and that dividends on shares to be redeemed shall cease to accrue and accumulate on the redemption date. No defect in any such notice as to any shares of Series C Preferred Stock shall affect the validity of the proceedings for the redemption of any other shares of Series C Preferred Stock.

      (c) The Corporation shall not give notice of redemption of Series C Preferred Stock after the record date for the payment of any dividend on the Common Stock payable for the dividend period in which the redemption date occurs unless the record date for the payment of dividends on the Series C Preferred
Stock is the same as the record date for the payment of dividends on the Common Stock.

      (d) The Corporation may not purchase or redeem less than all of the outstanding shares of Series C Preferred Stock and any other series of Parity Stock unless all cumulating or accrued dividends with respect to the shares of Series C Preferred Stock and any Parity Stock which shall not be so redeemed or purchased have either been paid or set aside for payment.

      (e)  If less than all of the outstanding shares of Series C
Preferred Stock are to be redeemed, the redemption may be made either pro rata or by lot or in some other equitable manner as may be prescribed by resolution of the Board of Directors.

      (f) Any shares of Series C Preferred Stock called for redemption pursuant to this paragraph (4) shall not be deemed to be outstanding for the purposes of voting, determining the total number of shares entitled to vote, or payment of dividends thereon on or after the date on which the notice of redemption is mailed to the holders thereof and a sum sufficient to redeem such shares has been set apart for payment of the redemption price upon surrender of the certificates therefor. Any money set apart for such payment which is not required to redeem such shares because of conversions shall be promptly returned to the Corporation. In addition, any money set apart for such payment which remains unclaimed for a period of six years after the redemption date shall be repaid to the Corporation upon the request of the Corporation as expressed by a resolution of the Board of Directors. The holders of record of the shares so called for redemption who have not made a claim against such moneys prior to such repayment to the Corporation shall be deemed to be unsecured creditors of the Corporation for an amount equivalent to the amount set apart for payment of the redemption price and so repaid to the Corporation, but in no event shall any such holder be entitled to any interest thereon. The Corporation shall be entitled to receive any interest paid from time to time on the money so set apart.

(5)   Conversion.

      (a)  Subject to and upon compliance with the provisions of this paragraph
(5), the holder of a share of Series C Preferred
Stock, shall have the right, at his option, at any time after the issue date thereof, to convert such share into that number of fully paid and nonassessable shares of Common Stock obtained by dividing $50.00 by the Conversion Price and by surrender of such share so to be converted, such surrender to be made in the manner provided in subparagraph (b) of this paragraph (5);
provided, however, that the right to convert shares called for redemption pursuant to paragraph (4) shall terminate at the close of business on the date fixed for such redemption, unless the Corporation shall default in making payment of the amount payable upon such redemption.

      (b) In order to exercise the conversion privilege, the holder of each share of Series C Preferred Stock to be converted shall surrender the certificate representing such share, duly endorsed or assigned to the Corporation or in blank, at the office of the transfer agent for the Series C Preferred Stock in the Borough of Manhattan, City of New York, or at the office of any agent or agents of the Corporation as may be designated by the Board of Directors (the "Transfer Agent") accompanied by written notice to the Corporation that the holder thereof elects to convert the Series C Preferred Stock. Unless the shares issuable on conversion are to be issued in the same name as the name in which such share of Series C Preferred Stock is registered, each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder or such holder's duly authorized attorney and an amount sufficient to pay any transfer or similar tax (or evidence reasonably satisfactory to the Corporation demonstrating that such taxes have been paid). In the event that some but not all of the shares of the Series C Preferred Stock represented by certificates surrendered by a holder are converted, the Corporation shall execute and deliver to or on the order of the holder, at the expense of the Corporation, a new certificate representing the number of shares of Series C Preferred Stock which were not converted.

      Upon conversion of the Series C Preferred Stock, (i) no payment shall be made on account of any dividends cumulating or accrued and unpaid on such Series C Preferred Stock to the conversion date, and (ii) no adjustment in the conversion rate will be made on account of any such dividends. Notwithstanding the foregoing, if any share of Series C Preferred Stock is converted after any record date for the payment of a dividends on the Series C Preferred Stock but before the due date for payment therefor then (i) such dividend shall be payable on such due date to the record holder of such share on such record date, and
(ii) such share, when surrendered for conversion, shall be accompanied by payment of an amount equal to the dividend payable on such due date on such share (unless such share has been called for redemption prior to the due date for payment therefor).

      As promptly as practicable after the surrender of the certificates for shares of Series C Preferred Stock as aforesaid, the Corporation shall issue and shall deliver at such office to such holder, or on his written order, a certificate or certificates for the number of full shares of Common Stock issuable upon the conversion of such shares in accordance with the provisions of this paragraph (5), and any fractional interest in respect of a share of Common Stock arising upon such conversion shall be settled as provided in subparagraph (c) of this paragraph (5).

      Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for shares of Series C Preferred Stock shall have been surrendered and such notice received by the Corporation as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby at such time on such date and such conversion shall be at the Conversion Price in effect at such time on such date, unless the stock transfer books of the Corporation shall be closed on that date, in which event such person or persons shall be deemed to have become such holder or holders of record at the opening of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the Conversion Price in effect on the date upon which such shares shall have been surrendered and such notice received by the Corporation. All shares of Common
Stock delivered upon conversions of the Series C Preferred Stock will upon delivery be duly and validly issued and fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

      (c) No fractional shares or script representing fractions of shares of Common Stock shall be issued upon conversion of the Series C Preferred Stock. Instead of any fractional interest in a share of Common Stock which would otherwise be deliverable upon the conversion of a share of Series C Preferred Stock, the Corporation shall pay to the holder of such share an amount in cash (computed to the nearest cent) based upon the last reported sales price (as defined in subparagraph (d)(iv) of this paragraph (5)) of the Common Stock on the date of conversion.
If more than one share shall be surrendered for conversion at one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate liquidation preference of the shares of Series C Preferred Stock so surrendered.

      (d)  The Conversion Price shall be adjusted from time to time as follows:

           (i) In case the Corporation shall after the issue date of the Series C Preferred Stock (the "Issue Date") (A) pay a dividend or make a distribution on its Common Stock in shares of its Common Stock, (B) subdivide its outstanding Common Stock into a greater number of shares, (C) combine its outstanding
      Common Stock into a smaller number of shares or (D) issue any shares of capital stock by reclassification of its Common Stock, the Conversion Price in effect immediately prior thereto shall be adjusted so that the holder of any share of Series C preferred Stock thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock and other shares of capital stock, if appropriate, of the Corporation which such holder would have owned or have been entitled to receive after the happening of any of the events described above had such share been converted immediately prior to the happening of such event or the record date therefor, whichever is earlier. An adjustment made pursuant to this clause (i) shall become effective immediately after the close of business on the record date in the case of a dividend or distribution (except as provided in subparagraph (i) below) and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

          (ii)   In case the Corporation shall issue after the Issue
      Date rights or warrants to all holders of Common Stock entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase Common Stock at a price per share less than the then current market price per share of Common Stock (as defined in clause (iv) below) at the record date for the determination of shareholders entitled to receive such rights or warrants, then in each such case the Conversion Price in effect immediately prior thereto shall be adjusted to equal the price determined by multiplying (I) the Conversion Price in effect immediately prior to the date of issuance of such rights or warrants by (II) a fraction, the numerator of which shall be the sum of (A) the number of shares of Common Stock outstanding on the record date for the issuance of such rights or warrants and (B), the number of shares which the aggregate proceeds from the exercise of such rights or warrants for Common Stock would purchase at such current market price, and the denominator of which shall be the sum of (A) the number of shares of Common Stock outstanding on such record date and (B), the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall be made successively whenever any such rights or warrants are issued, and shall become effective immediately after such record date after the date of issuance thereof. In determining whether any rights or warrants entitle the holders of Common Stock to subscribe for or purchase shares of Common Stock at less than such current market price, there shall be taken into account any consideration received by the Corporation upon issuance and upon exercise of such rights or warrants, the value of such consideration, if other than cash, to be determined by the Board of Directors.

         (iii) In case the Corporation shall distribute to all holders of its Common Stock any shares of capital stock of the Corporation (other than Common Stock) or evidences of its indebtedness or assets (excluding cash dividends or distributions paid from consolidated earnings or consolidated earned surplus of the Corporation (determined in accordance with generally accepted accounting principles, but excepting quarterly Common Stock dividends at the rate of $.05 per share or increases therein out of consolidated net income of the Corporation determined in accordance with generally accepted accounting principles for the period from the end of its most recent fiscal year to the date of the most recent consolidated quarterly financial statements of the Corporation as at the time of the declaration of the dividend (herein called "Normal Cash Dividends")) or rights or warrants to subscribe for or purchase any of its securities (excluding those referred to in clause
      (ii) above) (any of the foregoing being hereinafter in this clause (iii) called the "Securities"), then in each such case, unless the Corporation elects to reserve shares or other units of such Securities for distribution to the holders of the Series
      C Preferred Stock, upon the conversion of the shares of Series C Preferred Stock, so that any such holder converting shares of Series C Preferred Stock will receive upon such conversion, in addition to the shares of the Common Stock to which such holder is entitled, the amount and kind of such Securities which such holder would have received if such holder had, immediately prior to the record date for the distribution of the Securities, converted its shares of Series C Preferred Stock into Common
      Stock (such election to be based upon a determination by the Board of Directors that such reservation will not materially adversely affect the interests of any holder of Series C
      Preferred Stock in any such reserved Securities), the Conversion
      Price shall be adjusted so that the same shall equal the price determined by multiplying (I) the Conversion Price in effect immediately prior to the date of such distribution by (II) a fraction, the numerator of which shall be the current market price per share (as defined in clause (iv) below) of the Common
      Stock on the record date mentioned below less the then fair market value (as determined by the Board of Directors, whose determination shall, if made in good faith, be conclusive) of the portion of the capital stock or assets or evidences of indebtedness so distributed or of such rights or warrants applicable to one share of Common Stock, and the denominator of which shall be the current market price per share (as defined in clause (iv) below) of the Common Stock. Such adjustment shall become effective immediately, except as provided in subparagraph
      (i) below, after the record date for the determination of shareholders entitled to receive such distribution.

          (iv) For the purpose of any computation under clause (ii) above, the current market price per share of Common Stock on any date shall be deemed to be the average of the last reported sales price for the thirty consecutive Trading Days commencing forty-five Trading Days before the date in question. For the purpose of any computation under clause (iii) above, the current market price per share of Common Stock on any date shall be deemed to be the average of the last reported sales price for the ten consecutive Trading Days preceding the record date for the distribution with respect to which such computation relates.
      The last reported sales price for each day shall be the last reported sales price regular way on The New York Stock Exchange, or, if not reported for such Exchange, on the Composite Tape, or, in case no such reported sale takes place one such day, the average of the reported closing bid and asked quotations on The
      New York Stock Exchange, or, if the Common Stock is not listed on such Exchange or no such quotations are available, the average of the high bid and low asked quotations in the over-the-counter market as reported by the National Quotation
      Bureau, Incorporated, or similar organization, or, if no such quotations are available, the fair market value of such class of stock as determined by a member firm of The New York Stock
      Exchange selected by the Corporation.

           (v) Notwithstanding anything in clauses (ii) or (iii) above, if such rights or warrants shall by their terms provide for an increase or increases with the passage of time or otherwise in the price payable to the Corporation upon the exercise thereof, the Conversion Price upon any such increase becoming effective shall forthwith be readjusted (but to no greater extent than originally adjusted by reason of such issuance or sale) to reflect the same. Upon the expiration or termination of such rights or warrants, if any such rights or warrants shall not have been exercised, then the Conversion Price thereof shall forthwith be readjusted and thereafter be the rate which it would have been had an adjustment been made on the basis that the only rights or warrants so issued or sold were those so exercised and they were issued or sold for the consideration actually received by the Corporation upon such exercise, plus the consideration, if any, actually received by the Corporation for the granting of all such rights or warrants whether or not exercised. An adjustment made pursuant to this clause (v) shall be made on the next Business Day following the date on which any such issuance is made and shall be effective immediately after the close of business on such date. For purposes of clauses
      (ii) and (v), the aggregate consideration received by the Corporation in connection with the issuance of rights or warrants shall be deemed to be equal to the sum of the aggregate offering price (before deduction of underwriting discounts or commissions and expenses payable to third parties) of all such securities plus the minimum aggregate amount, if any, payable upon exercise of such rights or warrants.

          (vi) No adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1% in such price; provided, however, that any adjustments which by reason of this subparagraph (vi) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; and provided, further, any adjustment shall be required and made in accordance with the provisions of this paragraph (5) (other than this clause (vi)) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the holders of shares of Common Stock. All calculations under this paragraph (5) shall be made to the nearest cent (with $.005 being rounded upward) or to the nearest 1/100 of a share (with .005 of a share being rounded upward), as the case may be. Anything in this subparagraph
      (d) to the contrary notwithstanding, the Corporation shall be entitled, to the extent permitted by law, to make such reductions in the Conversion Price, in addition to those required by this subparagraph (d), as it in its discretion shall determine to be advisable in order that any stock, dividends, subdivision of shares, distribution of rights or warrants to purchase stock or securities, or a distribution of other assets (other than cash dividends) hereafter made by the Corporation to its stockholders shall not be taxable.

      (e) Notwithstanding any other provision herein to the contrary, if any Fundamental Change occurs, then the Conversion Price in effect will be adjusted, in accordance with this subparagraph (e), immediately after such Fundamental Change. In addition, in the event of a Common Stock Fundamental Change, each share of Series C Preferred Stock shall be convertible solely into common stock of the kind received by holders of Common Stock as the result of such Common Stock Fundamental Change (the amount of such common stock to be determined in accordance with this subparagraph (e)). The Corporation shall not consent or agree to the occurrence of any Fundamental Change until the Corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Series C Preferred Stock, which shall contain provisions which will enable the holders of the Series C Preferred Stock to convert into the consideration received by holders of Common Stock at the Conversion Price immediately after such Fundamental Change.

      For purposes of calculating any adjustment to be made pursuant to the preceding paragraph in the event of a Fundamental Change, immediately after such Fundamental Change:

                 (A) in the case of a Non-Stock Fundamental Change, the Conversion Price of the shares of Series C Preferred Stock shall become the lower of (a) the then applicable Conversion Price
(after giving effect to any adjustments required pursuant to subparagraph (d) of this paragraph (5) and (b) the result obtained by multiplying the greater of the Applicable Price or the then applicable Reference Market Price by (i) if such Non-Stock Fundamental Change occurs on or after June 13, 1994 a fraction of the numerator of which shall be $50.00 and the denominator of which shall be the amount at which one share of Series C Preferred Stock would be redeemed by the Corporation pursuant to paragraph (4) if the redemption date were the date of such Non-Stock Fundamental Change (such amount being the sum of the redemption price set forth in paragraph (4) and any accrued and accumulated and unpaid dividends); and (ii) if such Non-Stock Fundamental Change occurs prior to June 13, 1994 a fraction the numerator of which shall be $50.00 and the denominator of which shall be the sum of the relevant amount relating to one share of Series C Preferred Stock during the twelve-month period beginning on June 13 in each of the following years within which such Non-Stock Fundamental Change occurs plus any accrued and accumulated and unpaid dividends:

           Year                                       Amount
           1991                                        $55.00
           1992                                        $54.50
           1993 to and including June 12, 1994         $54.00

                 (B) in the case of a Common Stock Fundamental Change, the Conversion Price shall be the then applicable Conversion Price after giving effect to any adjustment required pursuant to subparagraph (d) of the paragraph (5) multiplied by a fraction, the numerator of which is the Purchaser Stock Price and the denominator of which is the Applied Price.

      The provisions of this subparagraph (e) shall similarly apply to successive Fundamental Changes.

      (f) In case the Corporation shall be a party to any transaction (including without limitation a merger, consolidation, sale of all or substantially all of the Corporation's assets, liquidation or recapitalization of the Common Stock and excluding any transaction as to which subparagraph d(i) of this paragraph (5) applies, each of the foregoing being referred to as a "Transaction"), in each case (except in the case of a Common Stock Fundamental Change) as a result of which shares of Common Stock shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), each share of Series C Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock and other securities and property receivable (including cash) upon the consummation of such Transaction by a holder of that number of shares of Common Stock into which one share of Series C Preferred Stock was convertible immediately prior to such Transaction (but after giving effect to any adjustment required by subparagraph (e) of this paragraph (5) if such Transaction constitutes a Fundamental Change). The Corporation shall not be a party to any Transaction unless the terms of such Transaction are consistent with the provisions of this subparagraph (f) and it shall not consent or agree to the occurrence of any Transaction until the Corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Series C Preferred Stock which will contain provisions enabling the holders of the Series C Preferred Stock to convert into the consideration received by holders of Common Stock at the Conversion Price immediately after such Transaction.

      The provisions of this paragraph (f) shall similarly apply to successive Transactions.

      (g)  If:

           (i) the Corporation shall declare a dividend (or any other distribution) on the Common Stock (other than in cash out of consolidated earnings or consolidated earned surplus and Normal
      Cash Dividends);

          (ii) the Corporation shall authorize the granting to the holders of the Common Stock of rights or warrants to subscribe for or purchase any shares of any class or any other rights or warrants; or

         (iii) there shall be any reclassification of the Common Stock (other than an event to which subparagraph (d)(i) of this paragraph (5) applies) or any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or the sale or transfer of all or substantially all of the assets of the Corporation; or

          (iv)   there shall be any Fundamental Change;

then the Corporation shall cause to be filed with the Transfer Agent for the Series C Preferred Stock, and shall cause to be mailed to the holders of shares of the Series C Preferred Stock at their addresses as shown on the stock books of the Corporation, as promptly as possible, but at least 15 days, prior to the applicable date hereinafter specified, a notice stating (A) the date (or the manner of determining the date) on which a record is to be taken for the purpose of such dividend, distribution or rights or warrants, or, if a record is not to be taken, the date (or the manner of determining the date) as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights or warrants are to be determined or (B) the date on which such reclassification, consolidation, merger, sale, transfer or Fundamental Change is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer or Fundamental Change. Failure to give such notice or any defect therein shall not affect the legality or validity of the proceedings described in this paragraph (5).

      (h) Whenever the Conversion Price is adjusted, as herein provided, the Corporation shall promptly file with any transfer agent for the Series C Preferred Stock, an officers' certificate setting forth the Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment. Promptly after delivery of such certificate, the Corporation shall prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the date on which such adjustment became effective and shall mail such notice of such adjustment of the Conversion Price to the holder of each share of Series C Preferred Stock at his last address as shown on the stock books of the Corporation.

      (i) In any case in which subparagraph (d) of this paragraph (5) provides that an adjustment shall become effective immediately after a record date for an event, the Corporation may defer until the occurrence of such event (A) issuing to the holder of any share of Series C Preferred Stock, converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the Common Stock issuable upon such conversion before giving effect to such adjustment and (B) paying to such holder any amount in cash in lieu of any fraction pursuant to subparagraph (c) of this paragraph (5).

      (j) For purposes of this paragraph (5), the number of shares of Common Stock at any time outstanding shall not include any shares of Common Stock then owned or held by or for the account of the Corporation.

      (k) There shall be no adjustment of the Conversion Price in case of the issuance of any stock of the Corporation in a reorganization, acquisition or other similar transaction except as specifically set forth in this paragraph (5). If any action or transaction would require adjustment of the Conversion Price pursuant to more than one subparagraph of this paragraph (5), only one adjustment shall be made and such adjustment shall be the amount of adjustment which has the highest absolute value.

      (l) In case the Corporation shall take any action affecting the Common Stock, other than action described in this paragraph (5), which in the opinion of the Board of Directors would materially adversely affect the conversion rights of the holders of the shares of Series C Preferred Stock, the Conversion Price for the Series C Preferred Stock may be adjusted, to the extent permitted by law, in such manner, if any, and at such time, as the Board of Directors may determine to be equitable in the circumstances. Failure of the Board of Directors to provide for any such adjustment prior to the effective date of any such action by the Corporation affecting the Common Stock shall be evidence that such Board of Directors has determined that it is equitable to make no adjustment in the circumstances.

      (m) The Corporation covenants that it will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued shares of Common Stock, for the purpose of effecting conversion of the Series C
Preferred Stock, the full number of shares of Common Stock deliverable upon the conversion of all outstanding shares of Series C Preferred Stock not theretofore converted.

      Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value (if any) of the shares of Common Stock deliverable upon conversion of the Series C Preferred Stock, the Corporation will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and nonassessable shares of Common Stock at such adjusted Conversion Price.

      The Corporation will endeavor to list the shares of Common Stock required to be delivered upon conversion of the Series C Preferred Stock, prior to such delivery, upon each national securities exchange, if any, upon which the outstanding Common Stock is listed at the time of delivery.

      (n) The Corporation will pay any and all documentary stamp or similar issue or transfer taxes payable in respect of the issue or delivery of shares of Common Stock on conversion of the Series C Preferred Stock, pursuant hereto; provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the Series C Preferred Stock to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or has established, to the reasonable satisfaction of the Corporation, that such tax has been paid.

      (o) For purposes of this paragraph (5), the following terms shall have the meanings indicated:

           "Applicable Price" means (i) in the event of a Non-Stock Fundamental Change in which the holders of the Common Stock receive only cash, the amount of cash received by the holder of one share of Common Stock, and (ii) in the event of any other
      Non-Stock Fundamental Change or any Common Stock Fundamental
      Change, the average of the last reported sales price for the Common Stock during the ten Trading Days immediately prior to the record date for the determination of the holders of Common
      Stock entitled to receive cash, securities, property or other assets in connection with such Non-Stock Fundamental Change and Common Stock Fundamental Change, or, if there is no such record date, the date upon which the holders of the Common Stock shall have the right to receive such cash, securities, property or other assets.

           "Common Stock Fundamental Change" means any Fundamental Change in which more than 50% (by value as determined in good faith by the Board of Directors) of the consideration received by holders of Common Stock consists of common stock that for the consecutive ten Trading Days immediately prior to such Fundamental Change has been admitted for listing or that immediately prior to such Common Stock Fundamental Change has been admitted for listing subject to notice of issuance on a national securities exchange or quoted on the National Market of the National Association of Securities Dealers, Inc. Automated Quotations System.

           "Conversion Price" shall mean the conversion price per share of Common Stock for which the Series C Preferred Stock is convertible, as such Conversion Price may be adjusted pursuant to paragraph (5). The initial conversion Price will be $12.025 per share of Common Stock.

      "Fundamental Change" means the occurrence of any transaction or event in connection with a plan pursuant to which all or substantially all the Common Stock shall be exchanged for, converted into, acquired for or constitute solely the right to receive, cash or securities, property or other assets (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise); provided that, in the case of a plan involving more than one such transaction or event, for purposes of adjustment of the Conversion Price, such Fundamental Change shall be deemed to have occurred when substantially all of the Common Stock of the Corporation shall be exchanged for, converted into or acquired for or constitute solely the right to receive cash, securities, property or other assets, but the adjustment shall be based upon the consideration which the holders of Common Stock received in such transaction or event as a result of which more than 50% of the Common Stock of the Corporation shall have been exchanged for, converted into or acquired for or constitute solely the right to receive cash, securities, property or other assets; provided, further, however, that such term does not include (i) any such transaction or event in which the Corporation and/or its subsidiaries are the issuers of all the cash, securities, property or other assets exchanged, acquired or otherwise issued in such transaction or event, or (ii) any such transaction or event in which the holders of Common Stock receive securities of an issuer other than the Corporation if, immediately following such transaction or event, the holders of Common Stock hold a majority of the securities having the power to vote normally in the election of directors of such other issuer outstanding immediately following such transaction or other event.

      "Non-Stock Fundamental Change" means any Fundamental Change other than a Common Stock Fundamental Change.

      "Purchaser Stock Price" means, with respect to any Common Stock Fundamental Change, the average of the last reported sales price (determined as set forth in subparagraph (d)(iv) of paragraph
(5)) for the common stock, on the principal national securities exchange or National Market System on which such common stock is listed, received in such Common Stock Fundamental Change during the ten days which such exchange or system is open immediately prior to the record date for the determination of the holders of Common Stock entitled to receive such common stock, or if there is no such record date, the date upon which the holders of the Common Stock shall have the right to receive such common stock; provided, however, if no such last reported sales price for the common stock during the last ten days prior to the record date exists, then the Purchaser Stock Price shall be set at a price determined in good faith by the Board of Directors.

      "Reference Market Price" shall initially mean $6.42 and in the event of any adjustment to the Conversion Price pursuant to paragraph (5) other than an adjustment pursuant to subparagraph
(e) thereof, the Reference Market Price shall also be adjusted so that the ratio of the Reference Market Price to the Conversion Price after giving effect to any such adjustment shall always be the same as the ratio of $6.42 to the initial
Conversion Price (without regard to any adjustment thereto).

      "Trading Day" means a day on which the principal national securities exchange or National Market System on which the Common Stock is listed or admitted to trading (currently the New York Stock Exchange) is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange or National Market System, a Business Day.

(6)   Voting Rights.

      Except as otherwise required by law, holders of shares of Series C Preferred Stock shall have no voting rights; provided, however, that:

        (a)(i) If on the date used to determine stockholders of record for any meeting of stockholders for the election of directors, accrued dividends on the shares of Series C Preferred Stock or any Parity Stock shall not have been paid in an aggregate amount equal to or greater than two quarterly dividends on the shares of Series C Preferred Stock or such Parity Stock at the time outstanding, then and in any such event, the number of Directors then constituting the entire Board of Directors of the Corporation shall automatically be increased by two Directors and the holders of shares of Series C Preferred Stock and the holders of shares of Parity Stock, voting together as a single class, shall be entitled at such meeting to fill such newly created directorships. Such right to vote as a single class to elect two Directors shall, when vested, continue until all dividends in default on the shares of Series C Preferred Stock and such Parity Stock, as the case may be, shall have been paid in full and, when so paid, such right to elect two Directors separately as a class shall cease, subject, always, to the same provisions for the vesting of such right to elect two Directors separately as a class in the case of future dividend defaults.

          (ii) So long as any shares of Series C Preferred Stock are outstanding the number of Directors of the Corporation shall at all times be such that the exercise, by the holders of shares of Series C Preferred Stock and the holders of shares of Parity
Stock, of the right to elect Directors under the circumstances provided in clause (i) of this subparagraph (a) will not contravene any provisions of the Maryland General Corporation
Law or the Charter of the Corporation.

         (iii) Directors elected pursuant to clause (i) of this subparagraph (a) shall serve until the earlier of (x) the next annual meeting of the stockholders of the Corporation and the election (by the holders of shares of Series C Preferred Stock and Parity Stock) and qualification of their respective successors or (y) the date upon which all dividends in default on the shares of Series C Preferred Stock and such Parity Stock shall have been paid in full. Directors elected pursuant to clause (i) of this subparagraph (a) may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Series C Preferred Stock and Parity Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or the holders of shares of Series C Preferred Stock and Parity Stock, called for that purpose. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a default in dividends on the shares of Series C Preferred Stock or such Parity Stock by reason other than removal, such vacancy shall be filled for the unexpired term by the appointment by the remaining Director elected as aforesaid of a new Director for the unexpired term of such former Director.

        (b)(i) Without the affirmative vote of the holders of at least two-thirds of the votes entitled to be cast by the outstanding shares of Series C Preferred Stock and Parity Stock, voting as a single class, the Corporation may not:

                 (A) amend any provision of the Charter which would materially adversely affect the voting powers (except as such voting powers may be affected by the authorization of any new series of Parity Stock having the same voting rights as the Series C Preferred Stock or by the authorization of any other shares of any class which are not entitled to vote together with the Series C Preferred Stock in any class vote) or other rights or preferences of holders of the shares of Series C Preferred Stock; or

                 (B) authorize or create any class of stock senior to the Series C Preferred Stock as to dividends and upon liquidation.

          (ii) Without the affirmative vote of the holders of at least a majority of the votes entitled to be cast by the outstanding shares of Series C Preferred Stock and Parity Stock, voting together as a single class, the Corporation may not increase the number of shares of Preferred Stock authorized in Article
SEVENTH of the Charter or create any other class of capital stock of the Corporation ranking on a parity with the Preferred
Stock as to dividends and upon liquidation.

           (c) For purposes of this paragraph (6) each share of Series C Preferred Stock shall have one vote per share. Parity Stock shall have the number of votes per share specified in the Charter documents governing such Parity Stock.

      (7)   Reacquired Shares.

      Shares of Series C Preferred Stock converted, redeemed, or otherwise purchased or acquired by the Corporation shall be restored to the status of authorized but unissued shares of Preferred Stock without designation as to series.

      (8)   No Sinking Fund.

      Shares of Series C Preferred Stock are not subject to the operation of a sinking fund.

      IN WITNESS WHEREOF, USF&G Corporation has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and witnessed by its Secretary on June
18, 1991.

Witness:                                USF&G CORPORATION




William F. Spliedt                      Norman P. Blake, Jr.
Secretary                               Chairman of the Board and President


[CORPORATE SEAL]



      THE UNDERSIGNED, Chairman of the Board and President of USF&G Corporation, who executed on behalf of the Corporation Articles
Supplementary of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said
Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.

                                       Norman P. Blake, Jr.
                                       Chairman of the Board and President

                              USF&G CORPORATION

                            ARTICLES OF AMENDMENT

   USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

   FIRST: The Charter of the Corporation is hereby amended by deleting Article SIXTH of the Articles of Incorporation in its entirety and in lieu thereof substituting the following:

         "SIXTH:    The total number of shares of stock of all classes
         which the Corporation has authority to issue is 252,000,000 having an aggregate par value of $1,200,000,000 of which 240,000,000 shares of the par value of $2.50 per share, amounting in aggregate par value to $600,000,000, shall be Common Stock, and 12,000,000 shares of the par value of $50.00 per share, amounting in aggregate par value to $600,000,000, shall be Preferred Stock."

   SECOND:    (a)  As of immediately before the amendment the total
number of shares of stock of all classes which the Corporation has authority to issue is 132,000,000, having an aggregate par value of $900,000,000, of which 120,000,000 shares of the par value of $2.50 per share, amounting to an aggregate par value of $300,000,000, designated as Common Stock, and 12,000,000 shares of the par value of $50.00 per share, amounting to an aggregate par value of $600,000,000, designated as Preferred Stock.


         (b) As amended, the total number of shares of stock of all classes which the Corporation has authority to issue is 252,000,000, having an aggregate par value of $1,200,000,000, of which 240,000,000 shares of the par value of $2.50 per share, amounting in aggregate par value to $600,000,000, shall be Common Stock, and 12,000,000 shares of the par value of $50.00 per share, amounting in aggregate par value to $600,000,000, shall be Preferred Stock.

         (c) The aggregate par value of all shares having a par value is $900,000,000 before the amendment and $1,200,000,000 as amended.

         (d) The shares of stock of the Corporation are divided into classes, but the descriptions of each class of stock of the Corporation are not changed by the amendment.

   THIRD: The foregoing amendment to the Charter of the Corporation has been advised by the Board of Directors and approved by the stockholders of the Corporation.

   FOURTH: The foregoing amendment to the Charter of the Corporation shall be effective at the time these Articles of Amendment are accepted for recording by the Maryland State
Department of Assessments and Taxation.

   IN WITNESS WHEREOF, USF&G CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and witnessed by its Secretary on May 7, 1992.


WITNESS:                              USF&G CORPORATION



                                      By
John F. Hoffen, Jr.                   Norman P. Blake, Jr.
Secretary                             Chairman of the Board and
                                      President



                            CERTIFICATION

   THE UNDERSIGNED, Chairman of the Board and President of USF&G Corporation, who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.


                                      Norman P. Blake, Jr.
                                      Chairman of the Board and
                                      President


USF&G CORPORATION



ARTICLES SUPPLEMENTARY



        USF&G CORPORATION, a Maryland corporation, having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:



                FIRST: Pursuant to the authority expressly vested in the Board of Directors of the Corporation by Article Seventh of the Charter of the Corporation, the Board of Directors has duly divided and classified 1,200,000 shares of the Preferred Stock of the Corporation into a series designated "Junior
Participating Preferred Stock" and designated and provided for the issuance of such series pursuant to Articles Supplementary dated October 1, 1987 (the "Articles Supplementary - Junior
Participating Preferred Stock") and filed with the State
Department of Assessment and Taxation of Maryland on October 7,
1987.



                SECOND: Pursuant to the authority expressly vested in the Board of Directors of the Corporation by Section 1 of Article
Second of the Articles Supplementary -  Junior Participating
Preferred Stock, the Board of Directors has unanimously adopted a resolution to authorize an increase in the number of shares constituting such series.



        THIRD: The terms of the Junior Participating Preferred Stock as set forth by the Board of Directors are modified to increase the number of shares constituting such series by deleting
Section 1 of Article Second of the Articles Supplementary Junior
Participating Preferred Stock in its entirety and in lieu thereof substituting the following:



                "1.     Designation and Amount.  The shares of such series shall
be designated as "Junior Participating Preferred Stock" (the
"Junior Preferred Stock") and the number of shares constituting such series shall be 2,400,000, subject to increase or decrease by action of the Board of Directors effectuated by further
Articles Supplementary."





        FOURTH: The foregoing Articles Supplementary shall be effective at the time these Articles Supplementary are accepted for recording by the Maryland State Department of Assessments and Taxation.



        IN WITNESS WHEREOF, USF&G CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman of the Board and President and attested to by its Secretary on April __, 1995.







ATTEST:                                         USF&G CORPORATION





______________________                  By___________________________

John F. Hoffen, Jr.                                     Norman P. Blake, Jr.

Secretary                                               Chairman of the Board
and

                                                        President







CERTIFICATION



        THE UNDERSIGNED, Chairman of the Board and President of USF&G Corporation, who executed on behalf of the Corporation the foregoing Articles Supplementary of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.








___________________________

                                                        Norman P. Blake, Jr.

                                                        Chairman of the Board
                                                          and President



U    S    F    &    G     C    o    r    p    o    r    a    t    i    o  n

         Exhibit 11 - Computation of Earnings Per Share (Unaudited)



                                                Three Months Ended March 31
(dollars in millions except per share data)       1995                  1994
Net Income Available to Common Stock
  Primary:
    Net income                                  $   49                 $  23
    Less preferred stock dividend requirements      (8)                  (12)
      Net income available to common stock      $   41                 $  11
  Fully Diluted:
    Net income                                  $   49                 $  23
    Less preferred stock dividend requirements      (4)                  (12)
    Add interest expense on convertible notes        1                     -
      Net income available to common stock      $   46                 $  11
Weighted Average Shares Outstanding
  Primary Common Shares                     97,960,975            85,131,620
  Fully Diluted:
    Common shares                           97,960,975            85,131,620
    Assumed conversion of preferred stock   14,026,292                     -
    Assumed exercise of stock options          675,417                     -
    Assumed conversion of zero coupon
      convertible subordinated notes         7,227,255                     -
        Total                              119,889,939            85,131,620
Earnings Per Common Share
  Primary (A)                                   $  .42                $  .13
  Fully Diluted (B)                             $  .39                $  .13

(A) Shares issuable under stock options (675,417 shares in 1995 and 874,404 in 1994) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect is not material.
(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. The 1995 calculation assumes the conversion of preferred stock series B and C and the zero coupon convertible subordinated notes, as well as 675,417 shares issuable under stock options.


U    S    F    &    G      C    o    r    p    o    r    a    t    i    o   n

  Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges
               and Preferred Stock Dividends



                                           Three Months Ended March 31
(dollars in millions)                      1995                     1994
Fixed Charges
  Interest expense                         $ 11                     $  9
  Portion of rents representative of
    interest                                  5                        7
    Total fixed charges                      16                       16
  Preferred stock dividend requirements (A)   8                       12
Combined Fixed Charges and Preferred Stock
  Dividends                                $ 24                     $ 28
Consolidated Earnings Available for Fixed
  Charges and Preferred Stock Dividends
  Income from operations before
    income taxes                           $ 49                     $ 24
  Adjustments: Fixed charges                 16                       16
  Consolidated earnings available for
    fixed charges and preferred
    stock dividends                        $ 65                     $ 40
Ratio of Consolidated Earnings to Fixed
  Charges                                   4.2                      2.5
Ratio of Consolidated Earnings to
  Combined Fixed Charges and Preferred
  Stock Dividends                           2.8                      1.4

(A) Preferred stock dividend requirements of $8 million in 1995 and $12 million in 1994 divided by 100% less the effective income tax rate of 0.5% in 1995 and 2.1% in 1994.



U    S    F    &    G       C    o    r    p    o    r    a    t    i    o  n

    Exhibit 15 - Letter Regarding Unaudited Interim Financial Information


USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-50825, and 33-51859 on Form S-
3; Number 33-58601 on Form S-4; and Numbers 2-61626, 2-72026, 2-98232, 33-16111,
33-35095, 33 -38113, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669,
and 33-55671 on Form S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter e nded March 31, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                ERNST & YOUNG LLP







Baltimore, Maryland
May 12, 1995






U    S    F    &    G        C    o    r    p    o    r    a    t    i    o  n

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















Dated at Baltimore, Maryland
May 15, 1995