Form 10-Q
period 1995-06-30
USF&G CORP
filed 1995-08-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 1995                                                             1-8233


                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
(State of incorporation)                       (IRS employer identification no.)



                  100 Light Street, Baltimore, Maryland  21202
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


Common Stock, Par Value $2.50; 111,647,800 shares outstanding as of August 9, 1995.





                                USF&G Corporation
                                    Contents

PART I.   Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Financial Position      3
         Condensed Consolidated Statement of Operations              4
         Condensed Consolidated Statement of Cash Flows              6
         Notes to Condensed Consolidated Financial Statements        8
         Report of Independent Auditors                             14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        15

PART II.  Other Information

Item 1.  Legal Proceedings                                          27
Item 4.  Submission of Matters to a Vote of Shareholders            27
Item 6.  Exhibits and Reports on Form 8-K                           27
         Exhibit 4 - Instruments Defining the Rights of Security
                     Holders, Including Indentures                  27
         Exhibit 11- Computation of Earnings Per Share              28
         Exhibit 12- Computation of Ratio of Consolidated Earnings
                     to Fixed Charges and Preferred Stock Dividends 29
         Exhibit 15- Letter Regarding Unaudited Interim Financial
                     Information                                    30

Signature                                                           31



                                                          USF&G Corporation
                                 Condensed Consolidated Statement of Financial Position (Unaudited)

                                                                                        At June 30       At December 31
(dollars in millions except per share data)                                                 1995               1994*
Assets
     Investments:
          Fixed maturities:
               Held to maturity, at amortized cost (market, 1995, $4,595; 1994, $4,284)  $  4,583          $  4,659
               Available for sale, at market (cost, 1995, $4,431; 1994, $4,266)             4,504             4,081
          Common stocks, at market (cost, 1995, $44; 1994, $53)                                41                46
          Preferred stocks, at market (cost, 1995, $27; 1994, $26)                             27                26
          Short-term investments                                                              287               450
          Mortgage loans                                                                      293               349
          Real estate                                                                         658               662
          Other invested assets                                                               374               288
               Total investments                                                           10,767            10,561
     Cash                                                                                      97                69
     Accounts, notes, and other receivables                                                   717               741
     Reinsurance receivables                                                                  649               554
     Servicing carrier receivables                                                            698               706
     Deferred policy acquisition costs                                                        476               504
     Other assets                                                                             838               845
               Total assets                                                              $ 14,242          $ 13,980

Liabilities
     Unpaid losses, loss expenses, and policy benefits                                   $  9,815          $  9,962
     Unearned premiums                                                                      1,005               968
     Corporate debt                                                                           602               586
     Real estate and other debt                                                                30                42
     Other liabilities                                                                      1,078               981
               Total liabilities                                                           12,530            12,539

Shareholders' Equity
     Preferred stock, par value $50.00 (12,000,000 shares authorized;
          shares issued, 1995, 5,299,910; 1994, 6,627,896)                                    265               331
     Common stock, par value $2.50 (240,000,000 shares authorized;
          shares issued, 1995, 110,672,296; 1994, 104,810,794)                                276               262
     Paid-in capital                                                                        1,155             1,104
     Net unrealized gains (losses) on investments and foreign currency                         56              (147)
     Minimum pension liability                                                                (63)              (63)
     Retained earnings (deficit)                                                               23               (46)
               Total shareholders' equity                                                   1,712             1,441
               Total liabilities and shareholders' equity                                $ 14,242          $ 13,980

See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 11.

                                                          USF&G Corporation
                                     Condensed Consolidated Statement of Operations (Unaudited)


                                                                                          Three Months Ended June 30
(dollars in millions except per share data)                                                 1995               1994*
Revenues
     Premiums earned                                                                       $ 659              $ 608
     Net investment income                                                                   182                193
     Other                                                                                    14                 11
          Revenues before realized gains                                                     855                812
     Net realized gains on investments                                                         1                  1
          Total revenues                                                                     856                813
Expenses
     Losses, loss expenses, and policy benefits                                              551                536
     Underwriting, acquisition, and operating expenses                                       247                229
     Interest expense                                                                         12                  8
     Facilities exit costs (income)                                                            -                  -
          Total expenses                                                                     810                773
     Income from operations before income taxes                                               46                 40
     Provision for income taxes (benefit)                                                      -                (35)
               Net income                                                                  $  46              $  75
     Preferred stock dividend requirements                                                     7                 12
               Net income available to common stock                                        $  39              $  63

Primary Earnings Per Common Share                                                          $ .35              $ .66
Fully Diluted Earnings Per Common Share                                                    $ .33              $ .56

Weighted average common shares outstanding (000s):
          Primary                                                                        110,565             94,514
          Fully diluted                                                                  130,022            129,404
Dividends declared per common share                                                        $ .05              $ .05


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 11.



                                                          USF&G Corporation
                                     Condensed Consolidated Statement of Operations (Unaudited)

                                                                                           Six Months Ended June 30
(dollars in millions except per share data)                                                 1995               1994*
Revenues
     Premiums earned                                                                      $1,276             $1,195
     Net investment income                                                                   367                377
     Other                                                                                    26                 20
          Revenues before realized gains                                                   1,669              1,592
     Net realized gains on investments                                                         5                  6
          Total revenues                                                                   1,674              1,598
Expenses
     Losses, loss expenses, and policy benefits                                            1,069              1,058
     Underwriting, acquisition, and operating expenses                                       494                460
     Interest expense                                                                         22                 17
     Facilities exit costs (income)                                                           (6)                 -
          Total expenses                                                                   1,579              1,535
     Income from operations before income taxes                                               95                 63
     Provision for income taxes (benefit)                                                      -                (35)
               Net income                                                                 $   95             $   98
     Preferred stock dividend requirements                                                    15                 24
               Net income available to common stock                                       $   80             $   74

Primary Earnings Per Common Share                                                         $  .73             $  .78
Fully Diluted Earnings Per Common Share                                                   $  .69             $  .72

Weighted average common shares outstanding (000s):
          Primary                                                                        108,870             94,420
          Fully diluted                                                                  129,996            126,932

Dividends declared per common share                                                       $  .10             $  .10

See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 11.


                                                          USF&G Corporation
                                     Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                          Three Months Ended June 30
(in millions)                                                                               1995               1994*
Operating Activities
     Direct premiums collected                                                           $   486            $   498
     Net investment income collected                                                         209                193
     Direct losses, loss expenses, and policy benefits paid                                 (433)              (494)
     Net reinsurance activity                                                                  1                (34)
     Underwriting and operating expenses paid                                               (171)              (180)
     Interest paid                                                                           (10)                (8)
     Income taxes paid                                                                        (2)                (4)
     Other items, net                                                                         21                 11
          Net cash provided from (used in) operating activities                              101                (18)
Investing Activities
     Net sales and maturities of short-term investments                                       60                 12
     Purchases of fixed maturities held to maturity                                            -               (154)
     Sales of fixed maturities held to maturity                                                6                 37
     Maturities/repayments of fixed maturities held to maturity                               27                 92
     Purchases of fixed maturities available for sale                                       (276)               (79)
     Sales of fixed maturities available for sale                                            105                177
     Maturities/repayments of fixed maturities available for sale                             91                107
     Purchases of equities and other investments                                             (42)              (141)
     Sales, maturities, and repayments of equities and other investments                      76                 95
     Purchases of property and equipment                                                      (7)                (9)
     Disposals of property and equipment                                                       -                  1
          Net cash provided from investing activities                                         40                138
Financing Activities
     Deposits for universal life and investment contracts                                     90                 56
     Withdrawals of universal life and investment contracts                                 (195)              (113)
     Net short-term borrowings (repayments)                                                 (227)              (160)
     Long-term borrowings                                                                    228                148
     Repayments of long-term borrowings                                                      (15)                 -
     Issuances of common stock                                                                 4                  2
     Cash dividends paid to shareholders                                                     (12)               (17)
          Net cash used in financing activities                                             (127)               (84)
     Increase in cash                                                                         14                 36
     Cash at beginning of period                                                              83                 48
          Cash at end of period                                                           $   97             $   84

See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 11.


                                                          USF&G Corporation
                                     Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                           Six Months Ended June 30
(in millions)                                                                               1995               1994*
Operating Activities
     Direct premiums collected                                                            $1,005             $  981
     Net investment income collected                                                         376                375
     Direct losses, loss expenses, and policy benefits paid                                 (878)              (927)
     Net reinsurance activity                                                                 73                (15)
     Underwriting and operating expenses paid                                               (411)              (401)
     Interest paid                                                                           (21)               (18)
     Income taxes paid                                                                        (2)                (5)
     Other items, net                                                                         14                  7
          Net cash provided from (used in) operating activities                              156                 (3)
Investing Activities
     Net (purchases)/sales and maturities of short-term investments                          150                (17)
     Purchases of fixed maturities held to maturity                                            -               (351)
     Sales of fixed maturities held to maturity                                                6                 50
     Maturities/repayments of fixed maturities held to maturity                               53                251
     Purchases of fixed maturities available for sale                                       (448)              (158)
     Sales of fixed maturities available for sale                                            132                200
     Maturities/repayments of fixed maturities available for sale                            166                291
     Purchases of equities and other investments                                             (53)              (253)
     Sales, maturities, and repayments of equities and other investments                     143                245
     Purchases of property and equipment                                                     (13)               (15)
     Disposals of property and equipment                                                       -                  4
          Net cash provided from investing activities                                        136                247
Financing Activities
     Deposits for universal life and investment contracts                                    168                106
     Withdrawals of universal life and investment contracts                                 (397)              (266)
     Net short-term borrowings (repayments)                                                 (227)              (158)
     Long-term borrowings                                                                    229                270
     Repayments of long-term borrowings                                                      (15)              (123)
     Issuances of preferred stock                                                              -                 23
     Issuances of common stock                                                                 4                  4
     Cash dividends paid to shareholders                                                     (26)               (33)
          Net cash used in financing activities                                             (264)              (177)
     Increase in cash                                                                         28                 67
     Cash at beginning of period                                                              69                 17
          Cash at end of period                                                           $   97             $   84

See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 11.

                                USF&G Corporation
              Notes to Condensed Consolidated Financial Statements

Note 1  Basis of Accounting
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries ("USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. (See also Note 11 regarding restatements for mergers consummated in the second quarter of 1995.) The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

Note 2  Review of Independent Auditors
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three and six month periods ended June 30, 1995 and 1994. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

Note 4  Ratio of Consolidated Earnings to Fixed Charges
For purposes of computing the ratio of consolidated earnings to fixed charges and preferred stock dividends, earnings consist of income before considering income taxes and fixed charges. Fixed charges consist of interest and that portion of rents that is deemed to be an appropriate interest factor. Refer to the computation in Exhibit 12.


Note 5  Supplemental Cash Flow Information
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:

                                     Three Months Ended         Six Months Ended
                                           June 30                   June 30
(in millions)                           1995    1994              1995    1994
Operating Activities
 Net income                           $   46  $   75            $   95  $   98
 Adjustments to reconcile net income
  to net cash provided from (used in)
  operating  activities:
   Realized gains on investments          (1)     (1)               (5)     (6)
   Change in insurance liabilities       100      22               127      61
   Change in deferred policy
     acquisition costs                     9     (23)               28     (43)
   Change in receivables                 (41)     (6)              (63)    (68)
   Change in other liabilities             6     (53)               (3)    (77)
   Change in other assets                 (6)    (46)              (12)     (6)
   Other items, net                      (12)      14              (11)     38
      Net cash provided from (used in)
       operating activities            $ 101  $  (18)           $  156  $   (3)


Note 6  Unrealized Gains (Losses) on Investments
At June 30, 1995, gross unrealized gains and gross unrealized losses pertaining
to equity securities totaled $2 million and $5 million, respectively.   In
addition, gross unrealized gains and gross unrealized losses on limited partnerships and other investments totaled $12 million and $4 million, respectively. At June 30, 1995, there were gross unrealized gains of $106 million and gross unrealized losses of $33 million pertaining to fixed maturities available for sale. There were also $20 million of gross unrealized losses relating to a deferred policy acquisition cost ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The changes in net unrealized gains (losses) on investments and foreign currency amount to a gain of $203 million during the six months ended June 30, 1995, compared with a loss of $268 million during the six months ended June 30, 1994.

Note 7  Proceeds From Sales of Fixed Maturity Investments
During the six month period ended June 30, 1995, proceeds from sales of fixed
maturities held to maturity were $6 million.   These sales involved the partial
holdings of two different issuers and were based on evidence of significant deterioration of the issuers' creditworthiness. Gross losses of less than $1 million were realized on those sales. The remaining holdings of these two issuers, with amortized cost of $23 million and unrealized losses of $2 million, were transferred to the available for sale category, where it is anticipated they will be sold in the near future. During the six month period ended June 30, 1994, proceeds from sales of fixed maturities held to maturity were $50 million. Such sales involved the entire holdings of 15 different issuers and were based on evidence of significant deterioration of the issuers' creditworthinesss. Gross gains and losses of less than $1 million were realized on these sales. Proceeds from sales of fixed maturities available for sale were $132 million for the six months ended June 30, 1995, compared with $200 million for the same period in 1994. Gross gains and gross losses of $2 million were realized on 1995 sales. Gross gains and gross losses of $1 million were realized on 1994 sales.

Note 8  Facilities Exit Costs
During 1994, USF&G committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. Facilities exit costs of $183 million were recorded in the fourth quarter of 1994, representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building ("the Tower") from the time USF&G vacates the building through the expiration of the lease in 2009. Facilities exit costs recorded in 1994 did not consider any potential future sublease income, as such income was neither probable nor reasonably estimable at that time. To the extent that additional or extended subleases are subsequently negotiated, the present value of income to be received over the term of those subleases is recognizable in the period such income becomes probable and reasonably estimable. Net income for the six months ended June 30, 1995 includes $6 million of sublease income recognized as a result of USF&G's renegotiation in the first quarter of 1995 of a sublease with a tenant. The sublease covers two floors of the Tower already occupied by the tenant and extends that occupancy through July 2009. No subleases were negotiated in the second quarter of 1995.

Note 9 Legal Contingencies
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in USF&G's Annual Report to Shareholders for the year ended December 31, 1994.

In the opinion of management, such litigation and the litigation described below is not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

9.1. North Carolina workers' compensation litigation
On November 24, 1993, N.C. Steel, Inc. and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against the National Council on Compensation Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers' compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers' compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. Steel, Inc., et al., v. National Council on Compensation Insurance, et al., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers' compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encourage agents to place employers in the assigned risk pool, and improperly promote inefficient claims handling. USF&G has acted as a servicing carrier in North Carolina since 1990. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged constructive fraud and treble damages under the North Carolina antitrust laws. On February 14, 1995, the trial court granted the defendant's motion to dismiss the complaint. The plaintiffs have appealed the trial court's dismissal of the case. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.2. Texas workers' compensation litigation
On April 18, 1994, Mi-De-Pizza, Inc., and ten other Texas insureds filed an amended class action in the District Court of Dallas County, Texas against the NCCI and all insurance companies and certain insurance brokers that wrote workers' compensation insurance in Texas during the period 1987 to 1991. The case, which was subsequently consolidated with another case to which USF&G was not a party and is now captioned Weatherford Roofing Company, et al., v. Employers National Insurance Company, et al., alleges that the defendants utilized rates and forms that had the effect of charging premium rates in excess of the rates approved by law. The plaintiffs are pursuing recovery of these alleged excess charges under various legal theories, including breach of contract, fraud, civil conspiracy and violation of the Texas Insurance
Code and the Texas Business and Commerce Code.   After reviewing documents
provided by USF&G, the plaintiffs agreed to dismiss USF&G from the case without prejudice and filed motions to dismiss on June 6, 1995.

9.3. South Carolina workers' compensation litigation
On August 22, 1994, the Attorney General of the State of South Carolina filed suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.4.  Alabama workers' compensation litigation
On September 14, 1994, three Alabama employers filed a class action captioned Four Way Plant Farm, Inc., et al., v. National Council on Compensation Insurance, et al., in the Circuit Court of Bullock County, Alabama on behalf of all Alabama employers that have allegedly been damaged as a result of an alleged conspiracy by the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and numerous other insurance companies which served as servicing carriers for the Alabama involuntary workers' compensation market, to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of Alabama law. The plaintiffs allege that the conspiracy occurred during the period January 1, 1985 to January 1, 1994, and caused inflated deficits in the involuntary market and an alleged excessive expansion of the workers' compensation residual market. The plaintiffs seek unspecified damages on behalf of each member of the proposed class action. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.5. Proposition 103
In November 1988, voters in the State of California passed Proposition 103, which required insurers doing business in California to rollback most property/casualty premium prices in effect between November 1988 and November 1989 to November 1987 levels, less an additional 20 percent discount, unless an insurer could establish that such rate levels threatened its solvency. The California Supreme Court subsequently ruled that an insurer does not have to face insolvency in order to qualify for an exemption from the rollback requirements and is entitled to a "fair and reasonable return."

The California Insurance Department has adopted regulations establishing a broad industry-wide formula for implementing Proposition 103, but it is not clear how these regulations will apply to USF&G, and many issues remain unsettled. The range of liability to USF&G could be from less than $10 million up to approximately $31 million, including interest. The ultimate outcome of this issue is not expected to have a material adverse effect on USF&G's results of operations or financial position since any such liability is not expected to materially exceed amounts already reserved.

9.6. Maine "Fresh Start" litigation
In 1987, the State of Maine adopted workers' compensation reform legislation which was intended to rectify historic rate inadequacies and encourage insurance companies to reenter the Maine voluntary workers' compensation market. This legislation, which was popularly known as "Fresh Start," required the Maine Superintendent of Insurance to annually determine whether the premiums collected for policies written in the involuntary market and related investment income were adequate on a policy-year basis. The Superintendent was required to assess a surcharge on policies written in later policy years if it was determined that rates were inadequate. Assessments were to be borne by workers' compensation policyholders, except that for policy years beginning in 1989 the Superintendent could require insurance carriers to absorb up to 50 percent of any deficits if the Superintendent found that insurance carriers failed to make good faith efforts to expand the voluntary market and depopulate the residual market. Insurance carriers which served as servicing carriers for the involuntary market would be obligated to pay 90 percent of the insurance industry's share. The Maine Fresh Start statute required the Superintendent to annually estimate each year's deficit for seven years before making a final determination with respect to that year.

The amount, cause, and apportionment of deficits arising from the Maine workers' compensation involuntary market during the years 1988 through 1991 were the subject of hearings conducted by the Maine Superintendent of Insurance and subsequent litigation joined in by USF&G, which was a servicing carrier for the Maine residual market throughout that period. USF&G withdrew from the Maine voluntary market and as a servicing carrier effective December 31, 1991.
In June 1995, legislation was enacted which effectively resolved the outstanding Fresh Start litigation by enacting a compromise funding mechanism which will require USF&G to pay between $5 million and $7 million. USF&G has established a $6 million reserve for this liability. The insurance industry and others may also have potential residual liability in the event total deficits exceed the NCCI's current estimates. Any potential residual liability of USF&G is not expected to be material. The parties to the litigation, which is captioned National Council on Compensation Insurance, et al., v. Superintendent of Insurance, have moved for dismissal and on July 31, 1995 the Maine Law Court remanded the case with directions to dismiss.

Note 10  Subsequent Events
During August 1995, 189,800 shares of USF&G's Series B Preferred Stock were converted into 1.6 million shares of common stock.

Note 11 Business Combinations
On April 13, and May 22, 1995, USF&G consummated mergers with Discover Re Managers, Inc. ("Discover Re"), and Victoria Financial Corporation ("Victoria"), respectively. In the transactions, USF&G exchanged 5.4 million shares of common stock, worth approximately $78.5 million, for all of the outstanding equity of Discover Re, and 3.8 million shares of common stock, worth approximately $59.1 million, for all of the outstanding equity of Victoria. Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market. Victoria is an insurance holding company which specializes in nonstandard auto coverage.

Both of these business combinations are accounted for as poolings-of-interests. Accordingly, 1994 amounts have been restated to reflect the mergers with Discover Re and Victoria. A reconciliation of the previously separate enterprises to the restated consolidated financial position and results of operations for periods prior to the mergers are as follows:



                                                                            At December 31, 1994


                                             USF&G
                                       Corporation                                                                 USF&G
                                     As Previously                                                           Corporation
(in millions)                             Reported      Discover Re         Victoria         Adjustment      As Restated
Assets
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost    $ 4,650             $  -             $  9                            $ 4,659
    Available for sale, at market            3,981               64               36                              4,081
  Common stocks, at market                      44                -                2                                 46
  Preferred stocks, at market                   26                -                -                                 26
  Short-term investments                       421               13               16                                450
  Mortgage loans                               349                -                -                                349
  Real estate                                  662                -                -                                662
  Other invested assets                        288                -                -                                288
    Total investments                       10,421               77               63                  -          10,561
Cash                                            67                1                1                                 69
Accounts, notes, and other receivables         697               26               18                                741
Insurance receivables                          554                -                -                                554
Servicing carrier receivables                  706                -                -                                706
Deferred policy acquisition costs              495                3                6                                504
Other assets                                   834                4                7                                845
  Total assets                             $13,774             $111              $95             $    -         $13,980
Liabilities
Unpaid losses, loss expenses,
   and policy benefits                     $ 9,904             $ 34              $24                            $ 9,962
Unearned premiums                              931               15               22                                968
Corporate debt                                 586                -                -                                586
Real estate and other debt                      30                -               12                                 42
Other liabilities                              954               18                9                                981
  Total liabilities                         12,405               67               67                  -          12,539
Shareholders' Equity
Preferred stock                                331                -                -                                331
Common stock                                   239                -                -               $ 23             262
Paid-in capital                              1,062               42               23                (23)          1,104
Net unrealized losses                         (144)              (2)              (1)                              (147)
Minimum pension liability                      (63)               -                -                                (63)
Retained earnings (deficit)                    (56)               4                6                                (46)
  Total  shareholders' equity                1,369               44               28                  -           1,441
  Total liabilities and shareholders'
  equity                                   $13,774             $111              $95              $   -         $13,980


                                                Three Months Ended June 30, 1994            Six Months Ended June 30, 1994


                                              USF&G                           USF&G           USF&G                           USF&G
                                        Corporation                     Corporation     Corporation                     Corporation
                                      As Previously   Discover                   As   As Previously Discover                     As
(in millions)                              Reported         Re  Victoria   Restated        Reported       Re  Victoria     Restated

Revenues
Premiums earned                              $  589        $ 5       $14      $ 608          $1,159      $10       $26       $1,195
Net investment income                           191          1         1        193             374        2         1          377
Other                                            10          1         -         11              18        1         1           20
Revenues before realized gains                  790          7        15        812           1,551       13        28        1,592
Net realized gains on investments                 1          -         -          1               6        -         -            6
Total revenues                                  791          7        15        813           1,557       13        28        1,598
Expenses
Losses, loss expenses, and policy
  benefits                                      523          4         9        536           1,032        7        19        1,058
Underwriting, acquisition, and
  operating expenses                            223          2         4        229             447        4         9          460
Interest expense                                  7          -         1          8              16        1         -           17
Facilities exit costs (income)                    -          -         -          -               -        -         -            -
Total expenses                                  753          6        14        773           1,495       12        28        1,535
Income from operations before income taxes       38          1         1         40              62        1         -           63
Provision for income taxes (benefit)            (35)         -         -        (35)            (34)      (1)        -          (35)
Net income                                   $   73       $  1      $  1     $   75         $    96     $  2      $  -       $   98
Preferred stock dividend
  requirements                                   12          -         -         12              24        -         -           24
Net income available to common stock         $   61       $  1      $  1     $   63         $    72     $  2      $  -       $   74

                                USF&G Corporation
                         Report of Independent Auditors

Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of June 30, 1995 and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


ERNST & YOUNG LLP


Baltimore, Maryland
August 9, 1995



                                USF&G Corporation
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


This section provides an analysis of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") for the quarter ended June 30, 1995. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter and six months ended June 30, 1995, are compared with those for the same periods of 1994, unless otherwise noted. Financial position at June 30, 1995, is compared with December 31, 1994. Amounts for 1994 have been restated to reflect mergers with Discover Re Managers, Inc. ("Discover Re"), and Victoria Financial Corporation ("Victoria"), which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting. (Note: A glossary of certain terms used in the discussion can be found at the end of this section. The terms are italicized the first time they appear in text.)

Index

1. Consolidated Results                          15
2. Property/Casualty Insurance Operations        16
3. Life Insurance Operations                     19
4. Parent and Noninsurance Operations            20
5. Investments                                   20
6. Financial Condition                           23
7. Liquidity                                     24
8. Regulation                                    25
9. Glossary of Terms                             26


1. Consolidated Results
The table below shows the major components of net income.

                                  Three Months Ended   Six Months Ended
                                        June 30            June 30
(in millions)                      1995       1994     1995      1994

Income from operations before
  realized gains, facilities exit
  costs, and income taxes           $45        $39      $84       $57
Net realized gains on investments     1          1        5         6
Facilities exit (costs) income        -          -        6         -
Income taxes                          -         35        -        35
Net income                          $46        $75      $95       $98


The table below shows the components by major business segment of income from continuing operations before realized gains, facilities exit costs, and income taxes.


                                  Three Months Ended    Six Months Ended
                                        June 30             June 30
(in millions)                      1995       1994       1995     1994
Property/casualty insurance        $ 59       $ 55       $115     $ 88
Life insurance                        6          4         12        8
Parent and noninsurance             (20)       (20)       (43)     (39)
Income from operations before
 realized gains, facilities exit
 costs, and income taxes            $ 45      $ 39       $ 84     $ 57



Income from operations before realized gains, facilities exit costs, and income taxes for the property/casualty insurance segment increased for the quarter and six months ended June 30, 1995, due to continued improvement in underwriting results. The continued improvement in the life insurance segment resulted principally from higher product sales and improved profit margins.

During 1994, USF&G developed and committed to a plan to consolidate its Baltimore headquarters facilities. The plan encompasses relocating all USF&G personnel currently residing at the 40-story office building ("the Tower") in downtown Baltimore to the Mount Washington facilities in Baltimore which USF&G owns. Implementation of the plan began in January 1995. The relocation of Tower personnel is expected to be substantially completed by the end of 1996. Activities associated with the relocation are in process and are generally proceeding as originally planned.

In the first quarter of 1995, USF&G renegotiated and extended the terms of a sublease with a tenant. The new lease, which covers the two floors of the Tower already occupied by the tenant, expires in July 2009. The present value of the additional income to be received over the term of the new lease, $6 million, was recognized in the first quarter of 1995, and is shown as a separate item captioned "facilities exit costs (income)" in the condensed consolidated
statement of operations.   No subleases were negotiated in the second quarter
of 1995; however, management is actively marketing the Tower space to prospective subtenants.

2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 85 percent of USF&G's revenues in the six months ended June 30, 1995 compared with 84 percent in the same period of 1994. Financial results for this segment were as follows:


                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
(in millions)                            1995       1994        1995       1994
Premiums earned*                        $ 614      $ 577      $1,193     $1,127
Losses and loss expenses incurred        (449)      (444)       (874)      (865)
Underwriting expenses                    (207)      (184)       (409)      (377)
Net underwriting loss                     (42)       (51)        (90)      (115)
Net investment income                     108        113         219        214
Other revenues and expenses, net           (7)        (7)        (14)       (11)
Income from operations before
  realized gains, facilities exit costs,
  and income taxes                     $   59     $   55      $  115     $   88

*See Glossary of Terms

Improved underwriting results were the primary reason for the increase in income from property/casualty operations before realized gains, facilities exit costs, and income taxes in the second quarter and first half of 1995 when compared with the same periods of 1994. Over the last several years, management has spent considerable effort improving the overall quality of the book of business. This improvement in the mix of business along with targeted premium growth and continued expense management are the primary contributing factors to the improved underwriting results. Lower catastrophe losses in the first quarter were also a major factor in the improvement in the six-month results. Net investment income was down in the second quarter of 1995, compared with the second quarter of 1994, primarily due to a $6 million increase in interest credited to funds withheld on assumed reinsurance contracts. In the six-month period, net investment income improved primarily due to the property/casualty segment's share of earnings from an equity interest in Renaissance Reinsurance Ltd. ("Renaissance Re"), an offshore reinsurance company. Property/casualty results for the second quarter of 1995 include $6 million of foreign currency transaction gains related to international exposure in the assumed reinsurance business. In addition, a reserve of $6 million was established with respect to the Maine "Fresh Start" litigation (see Note 9.6 to the condensed consolidated financial statements).

2.1. Premiums earned
Premiums earned totaled $614 million and $1,193 million for the second quarter and first half of 1995, respectively, compared with $577 million and $1,127 million for the same periods in 1994. The following table shows the major components of premiums earned and premiums written.


                                              Three Months Ended June 30
                                             1995                  1994
                                           Premiums              Premiums
(in millions)                           Written   Earned      Written   Earned
Branch office voluntary production:
     Direct                                $545     $498         $512     $477
     Ceded reinsurance                      (43)     (39)         (50)     (37)
Net branch office voluntary                 502      459          462      440
Discover Re and Victoria                     23       19           20       19
Pools and associations                       15       20           18       20
Other premium adjustments                    (4)       -           (3)      (2)
     Total primary                          536      498          497      477
Assumed reinsurance:
     Finite risk                             50       55           46       51
     Traditional risk                        57       61           46       49
Total assumed                               107      116           92      100
Total                                      $643     $614         $589     $577

                                              Six Months Ended June 30
                                             1995                  1994
                                           Premiums              Premiums
(in millions)                           Written    Earned      Written   Earned
Branch office voluntary production:
     Direct                              $1,038   $   981       $  985   $  944
     Ceded reinsurance                      (84)      (76)         (89)     (73)
Net branch office voluntary                 954       905          896      871
Discover Re and Victoria                     40        38           38       36
Pools and associations                       18        36           57       60
Other premium adjustments                    (8)        1          (11)      (3)
     Total primary                        1,004       980          980      964
Assumed reinsurance:
     Finite risk                             98        80           84       74
     Traditional risk                       138       133           93       89
Total assumed                               236       213          177      163
Total                                    $1,240    $1,193       $1,157   $1,127


Premiums earned for the quarter ended June 30, 1995, increased $37 million, or 6 percent, compared with the same period in 1994, while premiums earned in the first half of 1995 were $66 million, or 6 percent, higher than in the first half of 1994. The increases are largely attributable to the increases in branch office voluntary direct premiums and assumed reinsurance premiums. The first half increases were offset somewhat by first quarter decreases in premiums from voluntary and involuntary pools and associations as a result of reduced participation in these markets.

Branch office direct voluntary premiums written in the second quarter of 1995 are over six percent higher when compared with the corresponding period of 1994. Premiums from new business increased 10 percent in the second quarter of 1995, and retention ratios for both commercial and personal lines improved when compared to the same period in 1994.

The decline in premiums seen in previous years was largely the result of management's efforts to eliminate unprofitable business. The growth in 1995 is occurring in higher margin business segments, particularly middle market commercial lines, fidelity/surety and assumed reinsurance, which have been targeted by management to be expanded in a systematic and controlled manner.

The table below shows premiums earned and the statutory loss ratios by lines of property/casualty insurance.


                                           Three  Months Ended June 30
                                           1995                   1994
                                   Premiums    Statutory  Premiums    Statutory
(dollars in millions)                Earned   Loss Ratio    Earned   Loss Ratio
Commercial Lines                       $296         77.8%     $284        80.7%
Fidelity/Surety                          35         33.6        30        32.9
Personal Lines                          148         76.6       144        74.8
Discover Re                               6         78.5         5        77.1
Victoria                                 13         75.1        14        65.5
     Total primary                      498         74.3       477        75.5
Assumed reinsurance                     116         67.2       100        62.4
Total                                  $614         73.0%     $577        73.3%


                                           Six Months Ended June 30
                                           1995                   1994
                                   Premiums    Statutory  Premiums    Statutory
(dollars in millions)                Earned   Loss Ratio    Earned   Loss Ratio
Commercial Lines                     $  586         75.5%   $  585         77.7%
Fidelity/Surety                          67         35.7        58         30.7
Personal Lines                          289         78.0       285         86.5
Discover Re                              12         78.0        10         77.3
Victoria                                 26         73.8        26         72.1
     Total primary                      980         73.5       964         77.3
Assumed reinsurance                     213         71.2       163         60.9
Total                                $1,193         73.1%   $1,127         74.9%

2.2.  Underwriting results
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses, and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

Underwriting gains (losses) by major business category are as follows:

                              Three Months Ended    Six Months Ended
                                    June 30             June 30
(in millions)                 1995          1994     1995       1994
Commercial                    $(35)         $(52)    $(63)    $  (82)
Fidelity/Surety                  3             6        8          9
Personal                       (21)          (14)     (46)       (60)
Discover Re                      -             -        -          -
Victoria                        (1)            -       (2)        (1)
     Total primary             (54)          (60)    (103)      (134)
Assumed reinsurance             12             9       13         19
     Net underwriting loss    $(42)         $(51)   $ (90)     $(115)


Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                              Three Months Ended    Six Months Ended
                                    June 30              June 30
                              1995          1994     1995       1994
GAAP underwriting ratios:
     Loss ratio               73.1%         76.9%    73.2%      76.7%
     Expense ratio*           33.8          31.9     34.3       33.4
     Combined ratio          106.9         108.8    107.5      110.1
Statutory underwriting ratios:
     Loss ratio               73.0          73.3     73.1       74.9
     Expense ratio            33.6          35.3     34.1       34.8
     Combined ratio          106.6         108.6    107.2      109.7
*See Glossary of Terms


Underwriting results improved by $9 million in the second quarter and $25 million in the first six months of 1995 when compared with the same periods of 1994. The results continue to benefit from the overall improvement in the quality and mix of business and continued emphasis on underwriting discipline. The significant improvement in commercial lines underwriting performance in 1995 resulted from management's targeted business mix strategies, better quality underwriting and disciplined pricing, particularly in the middle markets. In personal lines, the comparison between second quarter and year-to-date underwriting results for 1995 and 1994 are primarily effected by catastrophe losses. Exclusive of catastrophe losses, personal lines incurred underwriting losses of $13 million and $37 million in the second quarter and first half of 1995, compared with $9 million and $32 million in the same periods of 1994.

Underwriting results in the second quarter and first half of 1995 included $15 million and $37 million of net catastrophe losses, respectively, compared with $10 million and $50 million in the same periods of 1994. The primary businesses incurred catastrophe losses of $21 million in the first half of 1995, primarily from various second quarter hailstorms, tornadoes and floods and including an estimated $4 million for the April bombing of the federal building in Oklahoma City. For the six months ended June 30, 1995, the assumed reinsurance business incurred $12 million of catastrophe losses for the Kobe, Japan earthquake in January and further development of $4 million in losses on the February 1994 Los Angeles earthquake. The catastrophe losses in the first half of 1994 were primarily incurred by the primary businesses and related to severe winter snow and ice storms. Excluding catastrophe losses, the primary businesses statutory loss ratio of 71.4 for the first six months of 1995 showed an improvement over that of 72.3 for the first six months of 1994.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of commercial lines products.

2.3. Loss reserves
Reserves for unpaid losses and loss expenses totaled $6.1 billion at June 30, 1995, and approximate the December 31, 1994 position. Exclusive of claims from catastrophe losses, pending claims have been reduced by 13 percent and the number of new claims reported has decreased 12 percent since the second quarter of 1994.

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

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. Case reserves for these exposures are less than two percent of total reserves for unpaid losses and loss expenses at June 30, 1995. Other common circumstance claim categories stem from a variety of situations such as lead paint, toxic fumes, breast implants, sexual molestation and other disparate causes, provisions for which are included in the total common circumstance case reserves. The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

                                       Negligent
(in millions)                          Construction    Environmental   Asbestos
Total case and bulk reserves
    at December 31, 1994                       $ 55             $329       $125
Losses incurred                                   -                3          7
Claims (paid) recovered                          (8)             (17)        (3)
Total case and bulk reserves
    at June 30, 1995                           $ 47             $315       $129


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

3.  Life Insurance Operations
Life insurance operations ("F&G Life") represent 14 percent of USF&G's total revenues for the first six months of 1995 compared with 15 percent for the same period of 1994. F&G Life also represents 32 percent of the assets at June 30, 1995 and 33 percent of the assets at December 31, 1994.

F&G Life's financial results were as follows:


                                        Three Months Ended    Six Months Ended
                                              June 30             June 30
(in millions)                          1995        1994       1995        1994
Premiums                             $   45       $  31     $   83      $   68
Net investment income                    77          81        154         164
Policy benefits                        (102)        (92)      (195)       (193)
Underwriting and operating expenses     (14)        (16)       (30)        (31)
Income from operations before realized
 gains, facilities exit costs, and
 income taxes                        $    6       $   4     $   12      $    8



Premium increases are resulting from expanded sales and marketing strategies. The increase in policy benefits for the second quarter is primarily attributable to an increase in sales of structured settlements with life contingencies over the same period in 1994, as well as higher mortality expense during the second quarter of 1995. The increase is offset by a decline in interest credited due to lower interest rates and a lower annuity policy base for the six months ended June 30, 1995. Continued expense control efforts are resulting in generally flat underwriting and operating expenses despite the significant increase in sales. The second quarter and six month declines in net investment income are generally affected by the declining asset base resulting from annuity surrender activity. In addition, the six month 1994 amount includes $8 million of net investment income from the sale of a timberland investment.

3.1.  Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                        Three Months Ended    Six Months Ended
                                              June 30             June 30
(in millions)                           1995         1994     1995       1994
Distribution System:
  Direct-structured settlements         $ 30         $ 15     $ 53       $ 35
  Property/casualty brokerage             21           12       36         23
  National brokerage                      12            7       26         17
  National wholesaler                     24           14       47         29
  Senior distribution                      4            -        6          -
  Other                                    8           10       15         19
     Total                              $ 99         $ 58     $183       $123
Product Type:
  Structured settlement annuities       $ 30         $ 15     $ 53       $ 35
  Single premium deferred annuities       33           15       62         32
  Tax sheltered annuities                 22           13       43         25
  Other annuities                          9           13       19         27
  Life insurance                           5            2        6          4
     Total                              $ 99         $ 58     $183       $123

Sales increased in the second quarter of 1995 by 71 percent over the same period in 1994. This increase was led by structured settlement annuities, single premium deferred annuities ("SPDAs") and tax sheltered annuities. F&G Life has continued to develop and introduce new products in its structured settlement and single premium deferred annuity lines as well as modifying current product offerings to meet customer needs. F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also creating and developing other marketing networks. Despite F&G Life's attention to expanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. As a result, there is no assurance that the improved sales trend will continue at the same level. Total life insurance in force was $11.6 billion at June 30, 1995 and $11.8 billion at December 31, 1994.

3.2. Policy surrenders
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. Single premium deferred annuities, which represent 63 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years. Newer products that have been issued during 1994 and 1995 have surrender charges that decline from nine percent in the first policy year to zero percent in the tenth and later policy years. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $166 million and $352 million for the quarter and six months ended June 30, 1995, respectively. This compares with $86 million and $217 million for the same periods in 1994. Surrender activity has increased as a result of expiring surrender charges, primarily on the national brokerage block of SPDAs, as policyholders seek other investment alternatives.

Management has implemented a policy conservation program that provides policyholders with a competitive renewal option within F&G Life once their surrender charge period has expired. Due to the fluctuating interest rate environment, this option was suspended on January 1, 1995, and subsequently reinstituted as of July 1, 1995. As of June 30, 1995, based on surrender experience beginning in 1993, policyholders representing approximately 17 percent of the expiring block had elected this option. An additional 31 percent of the expiring block was retained under the terms of the original contract, free of surrender charges and at interest rates which are adjusted annually.

The total account value of F&G Life's deferred annuities is $2.1 billion, 22 percent of which is surrenderable at current account value (i.e., without surrender charges). The surrender charge period on $1.1 billion of F&G Life's single premium deferred annuity products expires through the end of 1997, of which $364 million expires during the remainder of 1995. The experience thus far for $1.1 billion of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the second quarter of 1995 indicates that, on average, 53 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates trend upward. While this will put pressure on F&G Life's ability to increase assets, given the relatively high interest rates credited when these annuities were issued, overall profit margins would continue to improve as policyholders surrender or rollover to new products with lower rates. Management believes that F&G Life, with a liquid assets to surrender value ratio of 131 percent at June 30, 1995, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

4.  Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and net results from noninsurance operations were as follows:


                                 Three Months Ended     Six Months Ended
                                       June 30              June 30
(in millions)                    1995        1994       1995      1994
Parent Company Expenses:
     Interest expense           $ (11)     $   (7)    $  (21)    $ (15)
     Unallocated expense, net     (12)        (12)       (24)      (22)
Noninsurance Operations             3          (1)         2        (2)
Loss from  operations before
  realized gains,  facilities exit
  costs, and income taxes       $ (20)      $ (20)    $  (43)    $ (39)


The results for parent and noninsurance operations for the six months ended June 30, 1995 show an increase in loss from operations of $4 million when compared to the six months ended June 30, 1994. This increase is primarily due to higher interest expense as a result of the higher short-term interest rate environment and the refinancing of corporate debt in 1994 and 1995 from floating rates to fixed rates.

5.  Investments
At June 30, 1995, USF&G's investment mix is comparable with year-end 1994. Long-term fixed maturities comprise 84 percent and 83 percent of total investments at June 30, 1995 and December 31, 1994, respectively. The table below shows the distribution of USF&G's investment portfolio.


(dollars in millions)             At June 30, 1995         At December 31, 1994

Total investments                          $10,767                      $10,561
Fixed maturities:
     Held to maturity                           42%                          44%
     Available for sale                         42                           39
          Total fixed maturities                84                           83
Common and preferred stocks                      1                            1
Short-term investments                           3                            4
Mortgage loans and real estate                   9                            9
Other invested assets                            3                            3
     Total                                     100%                         100%


5.1. Net investment income
The following table shows the components of net investment income.


                                     Three Months Ended         Six Months Ended
                                          June 30                    June 30
(dollars in millions)                1995        1994          1995        1994
Net investment income from:
     Fixed maturities                $167        $169          $332        $340
     Equity securities                  1           -             2           1
     Short-term investments             5           4            11           7
     Real estate and mortgage loans    12          17            24          34
     Other, less expenses              (3)          3            (2)         (5)
          Total                      $182        $193          $367        $377
Average yields (annualized):          6.8%        7.0%          6.9%        6.8%

Investment income from fixed maturities has decreased due to an asset base which
declined in order to meet SPDA surrenders and other cash flow needs.   Average
annualized yields on fixed maturities were 7.4 percent and 7.3 percent for the six months ended June 30, 1995 and 1994, respectively. Interest on short-term investments has increased due to higher short-term yields. Other income less expenses declined for the second quarter due to a $6 million increase in interest credited to funds withheld on assumed reinsurance contracts. Other income less expenses improved for the six months ended June 30, 1995 primarily due to USF&G's share of earnings from an equity interest in Renaissance Re. USF&G recorded $15 million of net investment income from Renaissance Re during the first half of 1995, compared with $6 million for the first half 1994. Included in investment income on real estate and mortgage loans for the first half of 1994 is $8 million related to timberland properties in F&G Life which were sold in 1994.

5.2. Realized gains (losses)
The components of net realized gains (losses) include the following:


                               Three Months Ended              Six Months Ended
                                     June 30                       June 30
(in millions)                  1995        1994               1995        1994
Net gains (losses) from sales:
     Fixed maturities          $  -        $  1               $  -        $  3
     Equity securities            -           1                  2           -
     Real estate and other        7           -                 12          12
          Total net gains         7           2                 14          15
Impairments:
     Fixed maturities             -          (1)                 -          (1)
     Equity securities            -           -                  -           -
     Real estate and other       (6)          -                 (9)         (8)
           Total  impairments    (6)         (1)                (9)         (9)
     Net realized gains        $  1        $  1               $  5        $  6

Real estate and other realized gains of $12 million for the first half of 1995 primarily relate to USF&G's equity in the realized gains of certain limited partnership investments. Realized gains on real estate and other investments for the first half of 1994 resulted from F&G Life's sale of timberland investments and USF&G's portion of realized gains from investments in limited partnerships. Provisions for impairment relate to certain investments, declines in the fair value of which are judged to be other than temporary.

5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:

                                                           Six Months
                                                         Ended June 30
(dollars in millions)                                         1995
Fixed maturities available for sale                         $  258
Deferred policy acquisition costs adjustment                   (53)
Equity securities                                                4
Other                                                           (6)
     Total                                                  $  203

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains (losses) reported as a component of
shareholders' equity.   An average interest rate decrease of 171 basis points on
two to 30 year maturities during the first half of 1995 reduced the prior year's unrealized loss on fixed maturities available for sale from $185 million to an unrealized gain of $73 million at June 30, 1995. This was partially offset by a related change in F&G Life's DPAC adjustment from the prior year's unrealized gain of $33 million to an unrealized loss of $20 million at June 30,
1995.   This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization.

5.4. Fixed maturity investments
The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)              At June 30, 1995        At December 31, 1994
Corporate investment-grade bonds         $5,196  57%                 $5,031  56%
Mortgage-backed securities                1,864  21                   1,921  22
Asset-backed securities                     987  11                     942  11
U.S. Government bonds                       308   3                     286   3
High-yield bonds*                           593   7                     616   7
Tax-exempt bonds                             64   1                     122   1
Other                                         2   -                       7   -
  Total fixed maturities
   at amortized cost                      9,014 100%                  8,925 100%
  Total market value of
   fixed maturities                       9,099                       8,365
  Net unrealized gains (losses)          $   85                      $ (560)
Percent market-to-amortized cost                101%                         94%
*See Glossary of Terms


                                At June 30, 1995           At December 31, 1994
                                             Net                            Net
                   Amortized   Market Unrealized    Amortized Market Unrealized
(in millions)           Cost    Value       Gain         Cost  Value      (Loss)
Fixed maturities:
   Held to maturity   $4,583   $4,595        $12       $4,659 $4,284      $(375)
   Available for sale  4,431    4,504         73        4,266  4,081       (185)
       Total          $9,014   $9,099        $85       $8,925 $8,365      $(560)


Decreasing interest rates, which resulted in rising bond prices, were responsible for the seven percentage point increase in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1994.


Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at June 30, 1995 and December 31, 1994. The following table shows the credit quality of the long-term fixed maturity portfolio as of June 30, 1995.


                                                                        Percent
                                                                     Market-to-
                             Amortized                  Market        Amortized
(dollars in millions)             Cost     Percent       Value             Cost
U.S. Government and
  U.S. Government Agencies      $2,053          23%     $2,086              102%
AAA                              1,445          16       1,461              101
AA                               1,383          15       1,386              100
A                                2,515          28       2,546              101
BBB                              1,025          11       1,044              102
Below BBB                          593           7         576               97
     Total                      $9,014         100%     $9,099              101%


USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at June 30, 1995 and December 31, 1994. Of the total high-yield bond portfolio, 71 percent is held by the life insurance segment, representing 10 percent of F&G Life's total investments.

The table below illustrates the credit quality of USF&G's high-yield bond portfolio as of June 30, 1995.


                                                                        Percent
                                                                     Market-to-
                             Amortized                  Market        Amortized
(dollars in millions)             Cost     Percent       Value             Cost
BB                                $346          59%       $336               97%
B                                  245          41         237               97
CCC and lower                        2           -           3              125
     Total                        $593         100%       $576               97%


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

At June 30, 1995, USF&G's five largest investments in high-yield bonds totaled $89 million in amortized cost and had a market value of $76 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and 0.3 percent of the total fixed maturity portfolio.

5.5. Real estate
The table below shows the components of USF&G's real estate portfolio.


(in millions)                   At June 30, 1995          At December 31, 1994
Mortgage loans                           $   293                       $   349
Equity real estate                           753                           760
Reserves                                     (95)                          (98)
     Total                               $   951                       $ 1,011


The decrease in real estate from the prior year is primarily due to first quarter 1995 sales of two properties.

The decrease in mortgage loans from the prior year is due to the prepayment of a loan, and the foreclosure of a loan, which is now included in equity real estate.

USF&G's real estate investment strategy emphasizes diversification by geographic region and property type. The diversification of USF&G's mortgage loan and real estate portfolio at June 30, 1995, is as follows:


Geographic Region            Type of Property         Development Stage
Pacific/Mountain   36%       Office        35%        Operating property  73%
Midwest            21        Land          27         Land packaging      16
Southeast          15        Apartments    25         Land development    11
Mid-Atlantic       14        Retail/other   7
Southwest           9        Industrial     6
Northeast           5


Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals are performed by professionally certified appraisers.

At June 30, 1995, USF&G's five largest real estate investments had a book value of $326 million. The largest single investment was a land development project located in San Diego, California with a book value of $94 million, or ten percent of the total real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. The level of nonperforming real estate investments at June 30, 1995 is consistent with December 31, 1994.

The book value of the components of nonperforming real estate are as follows:

(dollars in millions)             At June 30, 1995         At December 31, 1994
Real estate acquired through
  foreclosure or deed-in-lieu
  of foreclosure*                             $117                         $117
Land investments*                               55                           56
Nonperforming equity investments*               34                           35
     Total nonperforming real estate          $206                         $208
Real estate valuation allowance               $(95)                        $(98)
Reserves/nonperforming real estate              46%                          47%
*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $95 million, or ten percent of the net real estate portfolio at June 30, 1995, and $98 million, or ten percent of the net real estate portfolio at December 31, 1994. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at June 30, 1995 continues to adequately reflect the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, or plans with respect to individual properties change, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition
6.1. Assets
USF&G's assets totaled $14.2 billion at June 30, 1995, compared with $14.0 billion at December 31, 1994. The increase is primarily due to a $258 million increase in the market value of fixed maturity investments available for sale.

6.2. Debt
USF&G's corporate debt totaled $602 million at June 30, 1995, compared with $586 million at December 31, 1994. The increase in debt resulted primarily from $13 million of foreign currency translation adjustments from non-U.S. dollar denominated debt. As a result of entering into currency forward agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. USF&G's real estate and other debt totaled $30 million at June 30, 1995 and $42 million at December 31, 1994. The decrease of $12 million since year-end relates to Victoria's line of credit which was repaid in full during the second quarter of 1995.

On May 11, 1995, USF&G issued $150 million of 7% Senior Notes due 1998, and on June 5, 1995, issued $80 million of 7 1/8% Senior Notes due 2005. Interest on these notes is payable semiannually. Proceeds from these issuances were used to repay $215 million under the committed credit facility (see Section 7.2), and to repurchase approximately $15 million of Swiss Franc bonds.

6.3. Shareholders' equity
USF&G's shareholders' equity totaled $1.7 billion at June 30, 1995, compared with $1.4 billion at December 31, 1994. The increase is primarily the result of approximately $258 million increase in unrealized gains on fixed maturity investments available for sale less a $53 million change in the related life insurance segment deferred policy acquisition costs adjustment. In addition, shareholders' equity increased due to net income of $95 million less $26 million in common and preferred stock dividends.

6.4. Capital transactions
At December 31, 1994, USF&G had outstanding 1.3 million shares of its Series C Preferred Stock. In February 1995, these shares were converted into approximately 5.5 million shares of common stock. During the second quarter of 1995, in exchange for all of the outstanding equity of Discover Re and Victoria, respectively, USF&G issued another 5.4 million and 3.8 million shares of common stock. In August 1995, 189,800 shares of Series B Preferred Stock were converted into 1.6 million common shares.

7. Liquidity
7.1. Cash flow from operations
USF&G had cash flow from operations of $101 million and $156 million for the quarter and six month periods ended June 30, 1995, compared with cash used in operations of $18 million and $3 million for the same periods in 1994. Cash flow improved over the six months ended June 30, 1995 primarily due to a $88 million improvement in net reinsurance activity which relates to an increase in assumed reinsurance written premium of $59 million over the prior year. In addition, the increase is due to favorable experience in losses, loss expenses, and policy benefits paid over the quarter and six months ended June 30, 1995.


7.2. Credit facilities
At June 30, 1995, USF&G maintained a $250 million committed credit facility with a group of foreign and domestic banks. This represents a reduction of the credit facility from $400 million at December 31, 1994. Management elected to reduce the size of the facility due to the reduction in borrowings against it and USF&G's expanded access to capital markets. Borrowings outstanding under the credit facility, which totaled $215 million at December 31, 1994, were repaid in full during the second quarter of 1995. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at June 30, 1995 and December 31, 1994.

In addition, at June 30, 1995, USF&G maintained a $100 million foreign currency credit facility and a $50 million letter of credit facility. At June 30, 1995, there were no borrowings on the foreign currency credit facility; the balance outstanding on the letter of credit facility was $11 million.

7.3. Marketable securities
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $9.1 billion at June 30, 1995, which represents 101 percent of its amortized cost. At June 30, 1995, equity securities, which are reported at market value in the balance sheet, totaled $68 million. Short-term investments totaled $287 million.

7.4. Liquidity restrictions
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as United States Fidelity and Guaranty Company ("USF&G Company") and F&G Life, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve month period, would be in excess of 10% of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until such thirty day period has expired and the Commissioner has not disapproved the payment, or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any dividend must be given to the Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition.

Effective June 1, 1995 and with the consent of the Maryland Insurance Commissioner, USF&G Company, the principal property/casualty subsidiary of USF&G, declared an extraordinary dividend payable to USF&G Corporation consisting of all of the issued and outstanding capital stock of F&G Life.
Prior to the payment of such dividend, F&G Life was a wholly-owned subsidiary of USF&G Company. As a result of such dividend payment, F&G Life is now a direct, wholly-owned subsidiary of USF&G Corporation. In addition, because any dividends paid during the immediately preceding twelve month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which USF&G Company would propose to pay in the twelve month period beginning June 1, 1995 would be deemed extraordinary dividends and subject to the thirty-day notice period described above. During 1995, approximately $33 million in dividends are available for payment to USF&G Corporation from F&G Life without providing the notice required for extraordinary dividends. The application of the thirty-day notice requirement to any dividends of USF&G Company is not expected to materially affect the liquidity of USF&G Corporation. In addition to the extraordinary dividend paid on June 1, dividends of approximately $63 million have been paid as of June 30, 1995 to USF&G Corporation by USF&G Company.

8.  Regulation
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as personal lines and workers' compensation, and other matters. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. Proposals to adopt a federal regulatory framework have also been discussed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations. Additional information regarding legal and regulatory contingencies may be found in Note 9, "Legal Contingencies," to the condensed consolidated financial statements, as well as in USF&G's Annual Report to Shareholders for the year ended December 31, 1994.

8.1. Glass-Steagall reform
During the current session of Congress, legislative proposals to restructure the U.S. financial services industry through repeal or modification of the Glass-Steagall Act and the Bank Holding Company Act have been advanced in both Houses of Congress and advocated by the Administration. The proposals would, to varying degrees, allow banks to affiliate with other financial services providers, including insurance companies. It is unclear whether or to what extent any final legislation would address bank insurance authority, and no reliable prediction can be made at this time as to the ultimate outcome of the legislative deliberations regarding restructuring of the financial services industry or the effect such legislation may have on USF&G.

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

Involuntary pools and associations: Property/casualty insurance companies are required by state laws to participate in a number of assigned risk pools, automobile reinsurance facilities, and similar mandatory plans ("involuntary market plans"). These plans generally require coverage of less desirable risks, principally for workers' compensation and automobile liability, that do not meet the companies' normal underwriting standards. As mandated by legislative authorities, insurers generally participate in such plans based upon their shares of the total writings of certain classes of insurance.

Liquid assets to surrender value: GAAP liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender charges. A measure of a life insurance company's ability to meet liquidity needs in case of policy surrenders.

Loss ratio: The ratio of incurred losses and loss adjustment expenses to earned premiums, determined in accordance with SAP or GAAP, as applicable. The difference between SAP and GAAP relates to deposit accounting for GAAP related to financial reinsurance assumed.

Nonperforming real estate: Mortgage loans and real estate investments that are not performing in accordance with their contractual terms or that are performing or projected to perform at an economic level significantly below expectations. Included in the table of nonperforming real estate are the following terms:

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

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss adjustment expenses incurred and "underwriting" expenses incurred.

                                USF&G Corporation
                           Part II.  Other Information

Item 1.  Legal Proceedings
See Notes 9.2 and 9.6 of the Notes to Condensed Consolidated Financial Statements regarding dismissal of the Texas workers' compensation litigation and resolution of issues relating to the Maine "Fresh Start" litigation.

Item 4.  Submission of Matters to a Vote of Shareholders
(a)     The 1995 annual meeting of shareholders was held May 17, 1995.

(b) and (c) The shareholders elected all proposed nominees for directors to a term of one year. The elections were uncontested and, except for R. James Woolsey, all nominees were currently directors of USF&G Corporation. The following table provides the voting tabulation for each nominee:

                        For             Withheld
H. Furlong Baldwin      88,904,986      1,313,614
Michael J. Birck        89,082,474      1,136,126
Norman P. Blake, Jr.    88,412,116      1,806,484
George L. Bunting, Jr.  88,954,050      1,264,550
Robert E. Davis         88,948,868      1,269,732
Dale F. Frey            88,478,276      1,740,324
Robert E. Gregory, Jr.  88,976,008      1,242,592
Robert J. Hurst         88,395,795      1,822,805
Wilbur G. Lewellen      89,043,230      1,175,370
Henry A. Rosenberg, Jr. 88,877,252      1,341,348
Larry P. Scriggins      87,252,355      2,966,245
Anne Marie Whittemore   87,346,342      2,872,258
R. James Woolsey        88,837,661      1,380,939

(d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.
Exhibit 4A.   Form of 7% Senior Notes due 1998.
Exhibit 4B.   Form of 7 1/8% Senior Notes due 2005.
Exhibit 11.   Computation of Earnings per Share.
Exhibit 12. Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends.
Exhibit 15.   Letter Regarding Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

The Registrant filed no reports on Form 8-K in the quarter ended June 30, 1995.


                                USF&G Corporation
           Exhibit 11 - Computation of Earnings Per Share (Unaudited)

                                                  Six Months Ended June 30
(dollars in millions except per share data)       1995                1994*
Net Income Available to Common Stock
  Primary:
     Net income                                  $  95               $  98
     Less preferred stock dividend requirements    (15)                (24)
        Net income available to common stock     $  80               $  74

  Fully Diluted:
     Net income                                  $  95               $  98
     Less preferred stock dividend requirements     (8)                 (8)
     Add interest expense on convertible notes       3                   2
        Net income available to common stock     $  90               $  92

Weighted Average Shares Outstanding
   Primary Common Shares                   108,869,519          94,420,476
   Fully Diluted:
     Common shares                         108,869,519          94,420,476
     Assumed conversion of preferred stock  12,615,617          26,611,211
     Assumed exercise of stock options       1,283,417           1,081,965
     Assumed conversion of zero coupon
        convertible subordinated notes       7,227,255           4,818,170
               Total                       129,995,808         126,931,822
Earnings Per Common Share
  Primary (A)                                    $ .73               $ .78
  Fully Diluted (B)                              $ .69               $ .72

* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Shares issuable under stock options (861,463 shares in 1995 and 1,081,965 in 1994) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect is not material.

(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. The calculations assume the conversion of preferred stock series B and C and the zero coupon convertible subordinated notes, as well as shares issuable under stock options.


                                USF&G Corporation
 Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges and
                            Preferred Stock Dividends

                                                   Six Months Ended June 30
(dollars in millions)                              1995                 1994*
Fixed Charges
     Interest expense                           $    22                 $ 17
     Portion of rents representative
       of interest                                   10                   14
          Total fixed charges                        32                   31
     Preferred stock dividend requirements (A)       15                   24
Combined Fixed Charges and Preferred
  Stock Dividends                               $    47                 $ 55

Consolidated Earnings Available for Fixed Charges and Preferred
     Stock Dividends
     Income from operations before income taxes $    95                 $ 63
     Adjustment:
          Fixed charges                              32                   31
     Consolidated earnings available for fixed charges and
          preferred stock dividends              $  127                 $ 94

Ratio of Consolidated Earnings to Fixed Charges     4.0                  3.1
Ratio of Consolidated Earnings to Combined Fixed
     Charges and Preferred Stock Dividends          2.7                  1.7

* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Preferred stock dividends of $15 million in 1995 and $24 million in 1994 divided by 100% less the effective income tax rate of 0.6% in 1995 and 0% in 1994.

                                USF&G Corporation
      Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, and 33-51859 on Form S-3 and
Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095, 33-38113, 33-43132, 33-
45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671 and 33-59535 on Form S-8
of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended June 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                ERNST & YOUNG LLP







Baltimore, Maryland
August 9, 1995


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











        USF&G Corporation



        By                        DAN L. HALE
                                  Dan L. Hale

                                  Executive Vice President and
                                  Chief Financial Officer















Dated at Baltimore, Maryland
August 14, 1995








                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                              EXHIBITS TO FORM 10-Q




                                USF&G CORPORATION




For the Quarter Ended                                     Commission File Number
June 30, 1995                                                             1-8233



     A copy of all other of the Corporation's Exhibits to the June 30, 1995 Form 10-Q report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., Corporate Secretary at the corporate headquarters:
                                100 Light Street
                            Baltimore, Maryland 21202