Form 10-K/A
period 1994-12-31
USF&G CORP
filed 1995-11-14
CIK 354396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               Form 10-K/A

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

$4.10 Series A Convertible Exchangeable Preferred Stock, Par Value $50
    Registered-New York Stock Exchange
    Registered-Pacific Stock Exchange

$5.00 Series C Cumulative Convertible Preferred Stock, Par Value $50
    Registered-New York Stock Exchange
    Registered-Pacific Stock Exchange

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

The number of shares outstanding of the issuer's common stock as of March 28, 1995:

        Common Stock, Par Value $2.50; 101,199,548 shares outstanding.

Documents Incorporated by Reference:
  Portions of the 1994 Annual Report to Shareholders (Restated) are incorporated by reference into Parts I and II.

  Portions of the definitive proxy statement for the Annual Meeting held on May 17, 1995, are incorporated by reference into Part III.

                    Exhibit Index is on page 15.


                                USF&G Corporation
                                      Index

Part I
Item 1.    Description of Business
   1.1.    General                                               1
   1.2.    Business Segments                                     1
   1.3.    Distribution Systems                                  5
   1.4.    Competition                                           6
   1.5.    Investments                                           6
   1.6.    Property/Casualty Loss Reserves                       7
   1.7.    Life Benefit Reserves                                10
   1.8.    Geographical Distribution                            11
   1.9.    Executive Officers of the Registrant                 11
Item 2.    Business Properties                                  12
Item 3.    Legal Proceedings                                    12
Item 4.    Submission of Matters to a Vote of Security Holders  12

Part II
Item 5.    Market for Registrant's Common Equity and
           Related Shareholder Matters                          13
Item 6.    Selected Financial Data                              13
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  13
Item 8.    Financial Statements and Supplementary Data          13
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                  13

Part III
Item 10.   Executive Officers and Directors of the Registrant   14
Item 11.   Executive Compensation                               14
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                       14
Item 13.   Certain Relationships and Related Transactions       14

Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                          15



                                USF&G Corporation
                                     Part I

Item 1. Description of Business
1.1. General
USF&G Corporation (the "Corporation") is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in the Form 10-K/A refers to the Corporation and all of its subsidiaries. As of December 31, 1994, the Corporation had approximately 6,300 employees.

USF&G Corporation's Form 10-K for the year ended December 31, 1994 is hereby amended to reflect mergers with Discover Re Managers, Inc. ("Discover Re"), and Victoria Financial Corporation ("Victoria"), which were completed during the second quarter of 1995. Restatement of prior periods is provided due to the application of the pooling-of-interests method of accounting.

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

1.2. Business segments
Financial information about the Corporation's business segments is set forth in
Note 14 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders (Restated) and incorporated herein by reference. A description of the Corporation's principal business segments begins with the Property/Casualty Insurance Segment on page 1, and continues with the Life Insurance Segment on page 4, and Parent and Noninsurance Operations on page 5 of this Form 10-K/A.

1.2a. Property/casualty insurance segment
Selected financial data for the property/casualty insurance segment are as follows:


(dollars in millions)     1994     1993     1992     1991     1990     1989    1988    1987    1986    1985
Operating Results:
  Premiums earned       $2,356   $2,392   $2,579   $3,044   $3,349   $3,548  $3,623  $3,754  $3,542  $2,964
  Losses and loss
   expenses              1,744    1,805    2,120    2,562    2,776    2,743   2,654   2,738   2,767   2,623
  Underwriting
   expenses                814      816      887    1,001    1,096    1,142   1,134   1,112   1,051     921
  Underwriting loss     $ (202)  $ (229)  $ (428)  $ (519)  $ (523)  $ (337) $ (165) $  (96) $ (276) $ (580)
  Net investment income $  429   $  437   $  478   $  501   $  577   $  624  $  622  $  607  $  565  $  348
  Net income (loss)        498      285      194      (41)    (192)     200     318     331     309    (116)
Financial Position:
  Investments           $6,440   $7,012   $7,019   $7,648   $7,021   $7,496  $7,428  $6,658  $6,033  $5,001
  Assets                 9,487    9,710    8,362    9,422    9,008    9,468   9,310   8,496   7,781   6,779
  Unpaid losses and loss
   expenses*             6,158    6,370    5,565    5,716    5,636    5,467   5,260   4,777   4,113   3,521
Operating Ratios-GAAP:
  Loss ratio              74.0     75.4     82.2     84.2     82.9     77.3    73.2    72.9    78.1    88.5
  Expense ratio           34.9     34.2     34.5     32.9     32.7     32.2    31.3    29.6    29.7    31.1
  Combined ratio         108.9    109.6    116.7    117.1    115.6    109.5   104.5   102.5   107.8   119.6
Statutory Data:**
  Premiums written      $2,389   $2,502   $2,475   $3,064   $3,651   $3,717  $3,903  $3,854  $3,701  $3,152
  Policyholders' surplus
    (USF&G Company)      1,621    1,577    1,498    1,432    1,359    1,423   1,400   1,246   1,241     913
Operating Ratios-Statutory:
  Loss ratio              73.1     75.3     81.8     84.0     81.8     76.4    73.0    73.2    79.1    90.7
  Expense ratio           34.8     33.5     34.8     33.1     32.9     32.8    31.2    30.1    29.1    30.0
  Combined ratio         107.9    108.8    116.6    117.1    114.7    109.2   104.2   103.3   108.2   120.7
  Policyholders'
   dividend ratio           .3       .3       .3       .5       .5       .6      .6      .9      .8     1.0

*USF&G adopted SFAS No. 113 in 1993 which requires the effects of reinsurance activity to be reported on a gross basis. Prior to 1993 information presented for the property/casualty insurance segment is net of applicable reinsurance amounts.

**For comparability, statutory amounts are restated for Discover Re and Victoria; however, restatement of prior periods for business combinations is not prescribed by statutory accounting.



USF&G Company currently underwrites most forms of property/casualty insurance.
USF&G Company's property/casualty business is grouped into four business categories: commercial, personal, reinsurance, and fidelity/surety. In 1994, the property/casualty segment accounted for 84 percent of the Corporation's total revenues and 68 percent of its total assets.

USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts
(ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance). (Refer to the Assumed Reinsurance Category discussion on page 3 of this Form 10-K/A.)

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

(dollars in millions)                   1994     1993     1992
Automobile:
  Premiums written                    $  376   $  391   $  413
  Statutory combined ratio              86.6     86.9     96.5
General Liability:
  Premiums written                    $  352   $  365   $  366
  Statutory combined ratio             133.3    118.9    137.6
Property:
  Premiums written                    $  329   $  326   $  315
  Statutory combined ratio             111.8    100.0    115.6
Workers' Compensation:
  Premiums written                    $  142   $  165   $  261
  Statutory combined ratio             151.6    232.2    150.0
Total Commercial:
  Premiums written                    $1,199   $1,247   $1,355
  Underwriting loss*                    (186)    (223)    (343)
  Percent of total premiums written       50%      50%      54%
GAAP Underwriting Ratios:
  Loss ratio                            78.1     83.0     87.8
  Expense ratio                         37.5     35.3     35.4
  Combined ratio                       115.6    118.3    123.2
Statutory Underwriting Ratios:
  Loss ratio                            78.1     83.0     86.9
  Expense ratio                         36.2     34.4     36.3
  Combined ratio                       114.3    117.4    123.2

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

(dollars in millions)                     1994     1993     1992
Automobile:
  Premiums written                        $402     $493     $512
  Statutory combined ratio                99.6     99.9    103.5
Homeowners:
  Premiums written                        $124     $139     $169
  Statutory combined ratio               150.2    115.4    143.0
Other Property:
  Premiums written                        $ 38     $ 26     $ 45
  Statutory combined ratio               105.2    131.4    110.0
Total Personal:
  Premiums written                        $564     $658     $726
  Underwriting loss*                       (60)     (28)    (110)
  Percent of total premiums written         24%      26%      29%
GAAP Underwriting Ratios:
  Loss ratio                              74.2     70.6     80.9
  Expense ratio                           36.3     33.5     33.1
  Combined ratio                         110.5    104.1    114.0
Statutory Underwriting Ratios:
  Loss ratio                              74.2     70.7     80.0
  Expense ratio                           36.8     33.7     33.2
  Combined ratio                         111.0    104.4    113.2

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

(dollars in millions)
                                            1994     1993     1992
Premiums written                            $415     $403     $243
Underwriting gain*                            40       32       20
Percent of total premiums written             17%      16%      10%
GAAP Underwriting Ratios:
  Loss ratio                                73.2     66.7     75.0
  Expense ratio                             16.5     22.6     12.1
  Combined ratio                            89.9     89.3     87.1
Statutory Underwriting Ratios:
  Loss ratio                                67.9     67.3     76.9
  Expense ratio                             22.7     24.6     17.0
  Combined ratio                            90.6     91.9     93.9

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

(dollars in millions)                       1994     1993     1992
Fidelity:
  Premiums written                          $ 21     $ 19     $ 18
  Statutory combined ratio                  74.5    108.8     75.8
Surety:
  Premiums written                          $113     $102     $ 91
  Statutory combined ratio                  93.8    105.8    100.1
Total Fidelity/Surety:
  Premiums written                          $134     $121     $109
  Underwriting gain (loss)*                    6       (8)       6
  Percent of total premiums written            6%       5%       4%
GAAP Underwriting Ratios:
  Loss ratio                                36.7     50.2     32.3
  Expense ratio                             57.9     56.6     62.6
  Combined ratio                            94.6    106.8     94.9
Statutory Underwriting Ratios:
  Loss ratio                                36.7     50.2     32.0
  Expense ratio                             54.2     56.0     64.0
  Combined ratio                            90.9    106.2     96.0

*Reported in accordance with GAAP

Discover Re: Discover Re provides insurance, reinsurance and related services to the alternative risk transfer ("ART") market, primarily in the municipalities, transportation, education and retail sectors. The ART market represents approximately 30 percent of the commercial insurance market.
This merger facilitates USF&G's access to the ART market and, management believes, provides increased growth potential by augmenting certain of the existing core commercial lines operations. Selected data for Discover Re are as follows:

(dollars in millions)                       1994     1993     1992
Premiums written                            $ 27     $ 20     $ 12
Underwriting loss*                             -       (1)       -
Percent of total premiums written              1%       1%       1%
GAAP Underwriting Ratios:
  Loss ratio                                76.2     76.2     80.0
  Expense ratio                             23.8     26.7     30.3
  Combined ratio                           100.0    102.9    110.3
Statutory Underwriting Ratios:
  Loss ratio                                76.2     76.2     80.0
  Expense ratio                             22.6     23.9     28.4
  Combined ratio                            98.8    100.1    108.4

*Reported in accordance with GAAP

Victoria: Victoria is an insurance holding company which specializes in nonstandard personal lines auto coverage. Management believes that this merger will allow USF&G to enhance premium retention and grow the personal lines business through an expanded product portfolio. Selected data for Victoria are as follows:

(dollars in millions)                       1994     1993     1992
Premiums written                            $ 50     $ 53     $ 43
Underwriting loss*                            (2)      (1)      (1)
Percent of total premiums written              2%       2%       2%
GAAP Underwriting Ratios:
  Loss ratio                                69.1     70.1     69.1
  Expense ratio                             31.2     28.5     30.1
  Combined ratio                           100.3     98.6     99.2
Statutory Underwriting Ratios:
  Loss ratio                                69.1     70.1     69.1
  Expense ratio                             32.2     28.2     30.3
  Combined ratio                           101.3     98.3     99.4

*Reported in accordance with GAAP

1.2b. Life insurance segment
The life insurance segment ("F&G Life") sells many forms of annuity and life insurance products. In 1994, F&G Life segment accounted for 14 percent of the Corporation's total revenues and 33 percent of its total assets. Selected financial data for the life insurance segment are as follows:


(dollars in millions)       1994      1993      1992      1991      1990      1989      1988      1987      1986      1985
Operating Results:
  Premium income         $   152   $   129   $   104   $   169   $   186   $   165   $   178   $   133   $    79   $    67
  Net investment income      317       321       349       370       348       273       159        88        67        50
  Net income (loss)           12        10        (5)       31       (16)       31        14        37        20        27
Life Insurance Sales:
  Annuities              $   274   $   199   $   144   $   266   $ 1,032   $   934   $   962   $   221   $    67   $   104
  Permanent                    9         4         9        12        17        20       106        51        10         9
  Term and group               3         2         2         2         5         6         9         6         6         6
    Total                $   286   $   205   $   155   $   280   $ 1,054   $   960   $ 1,077   $   278   $    83   $   119
Financial Position:
  Investments            $ 4,202   $ 4,540   $ 4,512   $ 4,672   $ 4,308   $ 3,372   $ 2,240   $ 1,086   $   707   $   535
  Assets                   4,575     4,848     4,856     5,012     4,721     3,645     2,471     1,194       784       607
  Policy benefit reserves  3,804     3,973     3,896     3,773     3,924     2,838     1,875       795       501       402
  Statutory surplus          326       316       310       283       254       245       169       107        82        56
Life Insurance in Force:
  Permanent              $ 6,348   $ 6,733   $ 6,769   $ 6,937   $ 7,014   $ 6,038   $ 4,930   $ 3,979   $ 3,035   $ 2,228
  Term                     5,467     5,347     5,549     5,854     6,463     6,438     6,603     6,579     6,648     6,338
  Group                       27        30        42       586     4,373     4,605     4,058     2,834     2,687     2,737
    Total                $11,842   $12,110   $12,360   $13,377   $17,850   $17,081   $15,591   $13,392   $12,370   $11,303

F&G Life Products: Life insurance and annuity sales (premiums and deposits) by product type are as follows:

(in millions)                               1994     1993     1992
Structured settlement annuities             $ 88     $ 66     $ 37
Single premium deferred annuities             82       44       33
Tax-sheltered annuities                       63       35        -
Other annuities                               41       54       74
Life insurance                                12        6       11
  Total                                     $286     $205     $155

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

Universal life products, which represent all the permanent life insurance sales in 1992 through 1994, and have been the majority of permanent life insurance sales since 1988, also include a cash value component that is credited with interest at competitive rates. The interest rates are applied to premiums for one year from receipt; new rates are declared quarterly on recurring premium policies and semi-monthly on single premium policies. Universal life cash values are charged for the cost of life insurance coverage and for administrative expenses. Additional information on F&G Life's products is discussed on page 22 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.2c. Parent and noninsurance operations
Selected financial data for the parent company and noninsurance operations are as follows:

(in millions)                               1994     1993     1992
Revenues before realized gains:
  Management consulting                    $  32    $  32    $  30
  Oil and gas                                  -        -       19
  Other noninsurance investments              24       10        4
  Parent                                      20        8       14
    Total revenues before realized gains   $  76    $  50    $  67

Parent company expenses:
  Interest expense                         $ (34)   $ (37)   $ (35)
  Unallocated expense, net                   (48)     (35)     (34)
Noninsurance gains (losses):
  Management consulting                        1       (2)      (4)
  Oil and gas                                  -        -      (18)
  Other noninsurance investments               2       (9)     (13)
Facilities exit costs                       (211)       -        -
Realized gains (losses) on investments        14      (45)     (50)
Restructuring charges                          -        -       (2)
Loss from discontinued operations              -        -       (7)
Other                                          3        2        3
  Total parent/noninsurance net loss       $(273)   $(126)   $(160)

The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations include management consulting services, asset management services, and discontinued operations. As a result of restructuring, there were no oil and gas operating losses in 1994 and 1993. During 1992, the investment in oil and gas properties was merged with another oil and gas exploration and production company. Discontinued operations included certain investment management, leasing, marketing, and travel services, and other noninsurance operations. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. The parent company recognized facilities exit costs of $211 million representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building from the time USF&G vacates the building through the expiration of the lease in 2009. (Refer to Note 6 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders (Restated).)

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

Life Insurance: F&G Life's sales by distribution system are as follows:

(in millions)                               1994     1993     1992
Direct-structured settlements               $ 88     $ 66     $ 37
Property/casualty brokerage                   48       49       67
National brokerage                            46       14        -
National wholesaler                           71       39        -
Other                                         33       37       51
  Total                                     $286     $205     $155

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

1.5. Investments
Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed on pages 24 through 29, 46 through 48, 51 and 52 of the 1994 Annual Report to Shareholders (Restated), which pages are incorporated herein by reference.

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

The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, the legal system and internal claims settlement practices, among other variables. In many cases, significant periods of time may lapse between the occurrence of an insured event, the reporting of a claim to USF&G Company and USF&G Company's final settlement of the claim. More than 46 percent of USF&G Company's loss and loss expense reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid loss and loss expenses as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and loss expenses will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

1.6b. Discounted loss reserves
The reserves for permanent-total disability benefits and long-term medical care benefits under workers' compensation insurance are discounted at rates of interest generally ranging from 3 percent to 5 percent. The carrying amount of such workers' compensation reserves, net of reinsurance and net of discount, was $1.60 billion, $1.75 billion, and $1.80 billion at December 31, 1994, 1993, and 1992, respectively. The discount is amortized over the expected lifetimes of the claimants. Discounted reserves come from three sources: reserves assumed from the Workers' Compensation Reinsurance Bureau ("WCRB"), reserves assumed from residual market pools, and reserves for USF&G Company's net retained business.

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

1.6c. Roll-forward of liability for loss and loss expenses
The following table reconciles the changes in loss and loss expense reserves for the years presented:

(in millions)                               1994     1993     1992
Net balance at January 1                  $5,316   $5,564   $5,716
Related To:
  Current year                             1,752    1,744    2,042
  Prior years                                 (8)      61       78
    Total incurred                         1,744    1,805    2,120
Paid Related To:
  Current year                               634      582      698
  Prior years                              1,284    1,471    1,574
    Total paid                             1,918    2,053    2,272
  Net balance at December 31               5,142    5,316    5,564
  Plus reinsurance recoverables            1,016    1,054        1
  Total reserve at end of year, gross     $6,158   $6,370   $5,565

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

                   Analysis of Net Loss and Net Loss Expense Reserve Development*
                                                At December 31
(in millions)             1984      1985      1986      1987      1988      1989      1990      1991      1992      1993      1994
Liability for unpaid losses
and loss expenses       $2,817    $3,510    $4,090    $4,744    $5,208    $5,467    $5,636    $5,716    $5,564    $5,316    $5,142
Cumulative paid as of:
  One year later         1,027     1,251     1,348     1,374     1,539     1,723     1,654     1,574     1,471     1,284
  Two years later        1,659     2,040     2,164     2,258     2,614     2,794     2,746     2,534     2,393         -
  Three years later      2,131     2,557     2,778     3,032     3,350     3,593     3,418     3,225         -         -
  Four years later       2,451     2,971     3,314     3,550     3,939     4,055     3,929         -         -         -
  Five years later       2,708     3,362     3,640     3,992     4,265     4,435         -         -         -         -
  Six years later        2,947     3,595     3,864     4,239     4,542         -         -         -         -         -
  Seven years later      3,112     3,759     4,056     4,456         -         -         -         -         -         -
  Eight years later      3,243     3,918     4,234         -         -         -         -         -         -         -
  Nine years later       3,368     4,068         -         -         -         -         -         -         -         -
  Ten years later        3,497         -         -         -         -         -         -         -         -         -
Liability re-estimated:
  One year later         3,131     3,696     4,209     4,883     5,237     5,679     5,766     5,794     5,625     5,308
  Two years later        3,249     3,914     4,444     4,943     5,485     5,800     5,906     5,922     5,644         -
  Three years later      3,384     4,168     4,586     5,109     5,566     5,960     6,150     5,974         -         -
  Four years later       3,563     4,341     4,722     5,287     5,761     6,245     6,216         -         -         -
  Five years later       3,696     4,457     4,917     5,442     6,029     6,331         -         -         -         -
  Six years later        3,778     4,631     5,049     5,700     6,125         -         -         -         -         -
  Seven years later      3,932     4,743     5,279     5,788         -         -         -         -         -         -
  Eight years later      4,039     4,954     5,365         -         -         -         -         -         -         -
  Nine years later       4,220     5,032         -         -         -         -         -         -         -         -
  Ten years later        4,288         -         -         -         -         -         -         -         -         -
Cumulative (deficiency)
 excess                 (1,471)   (1,522)   (1,275)   (1,044)     (917)     (864)     (580)     (258)      (80)        8

                         Analysis of Gross Loss and Gross Loss Expense Reserve Development*
                                                    At December 31
(in millions)             1984      1985      1986      1987      1988      1989      1990      1991      1992      1993      1994
Net reserve                $ -       $ -       $ -       $ -       $ -       $ -       $ -       $ -       $ -    $5,316    $5,142
  Reinsurance recoverables   -         -         -         -         -         -         -         -         -     1,054     1,016
Gross reserve                -         -         -         -         -         -         -         -         -     6,370     6,158

Net re-estimated reserve     -         -         -         -         -         -         -         -         -     5,308
  Re-estimated reinsurance
    recoverables             -         -         -         -         -         -         -         -         -     1,044
Gross re-estimated reserve   -         -         -         -         -         -         -         -         -     6,352
Gross cumulative excess    $ -       $ -       $ -       $ -       $ -       $ -       $ -       $ -       $ -    $   18


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

The net development table shows a $8 million decrease in the current year on prior year incurred loss and loss expenses net of ceded reinsurance. Although the overall development is flat, there are a number of offsetting occurrences. Adverse development resulted from discount amortization in workers' compensation and reserve strengthening in general liability for environmental and asbestos liabilities. The adverse development was offset by favorable development in both personal and commercial auto liability.

A decrease of $18 million in the current year on prior year incurred loss and loss expenses gross of ceded reinsurance is shown on the gross development table. The gross development table shows more favorable development than the net development table due to favorable development on losses ceded to reinsurers.

                Effect of Reserve Re-estimations on Calendar Year Operations
                                 (increase) decrease in reserves

                                                                                                          Accident
(in millions)     1985     1986     1987     1988    1989    1990    1991    1992    1993    1994      Year
Accident Years:
  1984 & Prior   $(314)   $(118)   $(135)   $(179)  $(133)  $ (82)  $(154)  $(107)  $(181)  $ (68)  $(1,471)
  1985               -      (68)     (83)     (75)    (40)    (34)    (20)     (5)    (30)    (10)     (365)
  1986               -        -       99       19      31     (20)    (21)    (20)    (19)     (8)       61
  1987               -        -        -       96      82     (30)     17     (23)    (28)     (2)      112
  1988               -        -        -        -      31     (82)     97     (40)    (10)     (8)      (12)
  1989               -        -        -        -       -      36     (40)     35     (17)     10        24
  1990               -        -        -        -       -       -      (9)     20      41      20        72
  1991               -        -        -        -       -       -       -      62     116      14       192
  1992               -        -        -        -       -       -       -       -      67      33       100
  1993               -        -        -        -       -       -       -       -       -      27        27
Total by calendar
  year           $(314)   $(186)   $(119)   $(139)  $ (29)  $(212)  $(130)  $ (78)  $ (61)   $  8   $(1,260)


In the table above all entries are shown net of ceded reinsurance. Each column total shows reserve re-estimates made in the indicated calendar year for each accident year. Adverse development on accident years prior to 1986 is primarily attributable to workers' compensation discount amortization and environmental and asbestos reserve strengthening. Ongoing review of automobile liability reserves indicates more favorable projections of ultimate incurred loss than previously recognized on accident years 1991 and subsequent.

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

Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)
1994                                      $  86
1993                                        110
1992                                        123
1991                                        279
1990                                        324
1989                                        397
1988                                        394
1987                                        355

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

1.6g. Reconciliation of liability for loss and loss expenses from SAP to GAAP The following table presents the differences between property/casualty insurance claim reserves reported in accordance with GAAP in the consolidated financial statements in the 1994 Annual Report to Shareholders (Restated), and the consolidated annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                     At December 31
(in millions)                                    1994      1993      1992
SAP basis property/casualty reserves           $4,875   $ 5,001    $5,385
Reserves of foreign subsidiaries (consolidated
  for GAAP but not SAP)                           267       315       240
Estimated salvage and subrogation recoveries
  (primarily on property and surety lines, cash
  basis for SAP but accrual basis for GAAP until
  1993), plus other material items                  -         -       (61)
GAAP basis property/casualty reserves, net      5,142     5,316     5,564
Reinsurance receivable                          1,016     1,054       N/A
GAAP basis property/casualty reserves, gross    6,158     6,370     5,564

Reserves of life insurance subsidiaries, net    3,798     3,969     3,896
Reinsurance receivable                              6         4       N/A
Reserves of life insurance subsidiaries, gross  3,804     3,973     3,896
  Total liability on GAAP basis                $9,962   $10,343    $9,460

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

The table below shows F&G Life's benefit reserves by policy type.

                                                At December 31
(in millions)                               1994     1993     1992
Single Premium Annuities:
  Deferred                                $1,860   $2,138   $2,077
  Immediate                                  867      815      788
Other annuities                              492      462      508
Universal life/term/group life               579      554      523
  Total, net                               3,798    3,969    3,896
Reinsurance receivable                         6        4      N/A
  Total, gross                            $3,804   $3,973   $3,896

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

Property/Casualty
Voluntary Direct Premiums Written
  Northeast                              29%
  Southeast                              24
  Midwest                                21
  West                                   18
  Mississippi                             8
    Total                               100%

Life Statutory
Premium Income
  Northeast                              41%
  Northwest                              21
  South                                  14
  Southwest                              13
  Midwest                                11
    Total                               100%

1.9. Executive officers of the Registrant

                               Positions and Office with Registrant or
Name                      Age  Significant Subsidiaries

Norman P. Blake, Jr.       53  Chairman of the Board, President, Chief
                               Executive Officer, and Director

Glenn W. Anderson          42  Executive Vice President-Commercial Lines

Gary C. Dunton             39  Executive Vice President-Field Operations

Dan L. Hale                50  Executive Vice President-Chief Financial Officer

Kenneth E. Cihiy           48  Senior Vice President-Claim

Paul B. Ingrey             55  President-F&G Re, Inc.

Robert J. Lamendola        50  Senior Vice President-Fidelity/Surety

James R. Lewis             46  Senior Vice President-Personal Lines

Thomas K. Lewis, Jr.       42  Senior Vice President-Chief Information Officer

John A. MacColl            46  Senior Vice President-General Counsel and Senior
                               Vice President-Human Resources

Andrew A. Stern            37  Senior Vice President-Strategic Planning,
                               Corporate Marketing

Harry N. Stout             42  President-F&G Life

John C. Sweeney            50  Chairman-Falcon Asset Management, Inc., and
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

Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Dunton was Vice President and Division Manager of Standard Lines with Aetna Life and Casualty Company and joined the Corporation in December 1992. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Ingrey was Resident Vice President and Director of Prudential Reinsurance Company and joined the Corporation in October 1983. Mr. Lamendola was Managing Director of Marsh & McLennan, Inc. and joined the Corporation in June 1992. Mr. James R. Lewis was Senior Vice President and General Manager of CIGNA and joined the Corporation in October 1992. Mr. Thomas
K. Lewis, Jr. was Vice President and General Manager for Europe, Middle East, and Africa for Seer Technologies, a joint venture of CS First Boston and IBM, and joined the Corporation in November 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper & Marbury, and joined the Corporation in January 1989. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Stout was Senior Vice President of United Pacific Life Insurance Company and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Tillinghast/Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.

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

In addition, the Corporation leases approximately 120 offices in various cities in the regular course of business. See Note 6 of Notes to the Consolidated Financial Statements. The principal leased property is a 40-story home office building in Baltimore, Maryland, sold in 1984 and leased back by the Corporation. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. The facilities exit costs of $183 million represent the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building from the time USF&G vacates the building through the expiration of the lease in 2009. (Refer to Note 6 of the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report to Shareholders (Restated).)

Item 3. Legal Proceedings
The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims.

In the opinion of management, such litigation and the litigation described in
Section 8.1 and 8.2 of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of the Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders (Restated), which section and Note are herein incorporated by reference, is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.



                                USF&G Corporation
                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters Market and dividend information for the Corporation's common stock on page 69 of the 1994 Annual Report to Shareholders (Restated) is incorporated herein by reference.

Item 6. Selected Financial Data
Selected financial data of the Corporation on pages 36 and 37 of the 1994 Annual Report to Shareholders (Restated) is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis on pages 12 through 35 of the 1994 Annual Report to Shareholders (Restated) is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Corporation and notes to such financial statements on pages 38 through 62 of the 1994 Annual Report to Shareholders (Restated) are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.



                                USF&G Corporation
                                    Part III

Item 10. Directors and Executive Officers of the Registrant
Information regarding the Corporation's executive officers can be found on pages 11 and 12 of this Form 10-K/A. Information regarding the Corporation's directors is incorporated herein by reference to the Election of Directors section of the Corporation's definitive proxy statement for its annual meeting of shareholders which was held May 17, 1995.

Item 11. Executive Compensation
See the Compensation of Executive Officers and Directors section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders which was held May 17, 1995, which section is incorporated herein by reference. To the best of the Corporation's knowledge, there were no late filings under
Section 16(a) of the Securities Exchange Act of 1934.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
See the Stock Ownership of Certain Beneficial Owners, Directors and Management section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders which was held May 17, 1995, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
See the Other Information-Certain Business Relationships section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders which was held May 17, 1995, which section is incorporated herein by reference.



                                USF&G Corporation
                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K
(a) (1) Financial Statements
The following consolidated financial statements of USF&G Corporation and its subsidiaries, included in the Registrant's 1994 Annual Report to Shareholders (Restated), are incorporated by reference in Item 8:

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

    (2) Schedules
    The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14(d):

   Page 20  Schedule I.   Summary of Investments-Other than Investments in
                          Related Parties
     21-23  Schedule II.  Condensed Financial Information of Registrant
        24  Schedule III. Supplementary Insurance Information
        25  Schedule IV.  Reinsurance
        26  Schedule VI.  Supplemental Information Concerning Consolidated
                          Property/Casualty Insurance Operations

All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits
    The following exhibits are included in Item 14:

  Page  27  Exhibit 11    Computation of Earnings Per Share
        28  Exhibit 12    Computation of Ratio of Consolidated Earnings to
                          Fixed Charges and Preferred Stock Dividends

A copy of all other exhibits not included with this Form 10-K/A may be obtained without charge upon written request to the Secretary at the address shown on page 29 of this Form 10-K/A.

Exhibit 3A
Charter of USF&G Corporation. Incorporated by reference to Exhibit 3A to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 3B
Amended By-laws of USF&G Corporation.

Exhibit 4A
Rights agreement dated as of September 18, 1987, between USF&G Corporation and First Chicago Trust Company of New York (successor to Morgan Shareholder's Service Trust Company) including Form of Rights Certificate. Incorporated by reference to Exhibits 1 and 2 to the Registrant's Form 8-A filed September
30, 1987, File No. 1-8233.

Exhibit 4B
Bond issuance and payment agreement dated November 16, 1987, for Swiss Franc Public Issue of 5 1/2% Bonds 1988-1996 of Swiss Francs 120,000,000. Incorporated by reference to Exhibit 4M to the Registrant's Form 10-K for the year ended December 31, 1987, File No. 1-8233.

Exhibit 4C
Indenture dated January 28, 1994, between USF&G Corporation and Chemical Bank. Incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 4D
Indenture dated January 28, 1994, between USF&G Corporation and Signet Bank.

Exhibit 4E
Form of Note dated March 3, 1994, for Zero Coupon Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated March 3, 1994, File No. 1-8233.

Exhibit 4F
Form of Note dated June 30, 1994, for 8 3/8% Senior Notes due 2001. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated June 30, 1994,
File No. 1-8233.

Exhibit 4G
Credit Agreement dated as of September 30, 1994, among USF&G Corporation and Morgan Guaranty Trust Company of New York as agent. Incorporated by reference to
Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994, File No. 1-8233.

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

Exhibit 10Q
USF&G Supplemental Retirement Plan. Incorporated by reference to Exhibit 10Q to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10R
Amended and Restated Stock Incentive Plan of 1991.

Exhibit 10S
Long-Term Incentive Plan.

Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges and preferred stock dividends.

Exhibit 13
1994 Annual Report to Shareholders (Restated).

Exhibit 21
Subsidiaries of the Registrant.

Exhibit 23
Consent of Independent Auditors.

Exhibit 28
Information from reports furnished to state insurance regulatory authorities. All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K
The Registrant filed a Form 8-K on October 28, 1994, reporting under Item 5, Other Events, a press release announcing call of shares of Series C Cumulative Convertible Preferred Stock. The Registrant filed a Form 8-K on December 21, 1994, reporting under Item 5, Other Events, a press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Victoria Financial Corporation ("Victoria") stock for approximately $55.3 million of USF&G common stock. The Registrant filed a Form 8-K on January 12, 1995, reporting under Item 5, Other Events, a press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Discover Re equity for approximately $78.5 million of USF&G common stock and options. The Registrant filed a Form 8-K on January 20, 1995, reporting under Item 5, Other Events, a press release announcing information as to fourth quarter earnings expectations in addition to an announcement relating to plans to consolidate its Baltimore facilities. The Registrant filed a Form 8-K on January 25, 1995, reporting under Item 5, Other Events, a press release announcing its call for redemption of all outstanding shares of Series C Cumulative Convertible Preferred Stock.



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

Dated at Baltimore, Maryland
October 6, 1995

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

Dated at Baltimore, Maryland
October 6, 1995

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


WILBUR G. LEWELLEN
Wilbur G. Lewellen


HENRY A. ROSENBERG, JR.
Henry A. Rosenberg, Jr.


LARRY P. SCRIGGINS
Larry P. Scriggins


ANNE MARIE WHITTEMORE
Anne Marie Whittemore


R. JAMES WOOLSEY
R. James Woolsey



                                USF&G Corporation
  Schedule I.  Summary of Investments-Other Than Investments in Related Parties

                                                At December 31, 1994*

                                                           Amount at which shown
                                                    Market   in the Statement of
(in millions)                                 Cost   Value    Financial Position
Fixed Maturities
  Bonds:
  Held to maturity:
    United States Government and government
     agencies and authorities              $ 1,291 $ 1,211               $ 1,291
    States, municipalities, and political
     subdivisions                              107     102                   107
    Foreign governments                         15      14                    15
    Public utilities                           265     240                   265
    All other corporate bonds                2,981   2,717                 2,981
      Total fixed maturities held to
       maturity                              4,659   4,284                 4,659

  Available for sale:
    United States Government agencies and
     authorities                               784     752                   752
    States, municipalities, and political
     subdivisions                              258     253                   253
    Foreign governments                        108      92                    92
    Public utilities                           143     136                   136
    All other corporate bonds                2,972   2,848                 2,848
      Total fixed maturities available
       for sale                              4,265   4,081                 4,081
        Total fixed maturities             $ 8,924 $ 8,365               $ 8,740
Equity Securities
  Common stocks:
    Banks, trust, and insurance companies  $     2 $     1               $     1
    Industrial, miscellaneous, and
     all other                                  51      45                    45
      Total common stocks                       53      46                    46
    Nonredeemable preferred stocks              26      26                    26
      Total equity securities              $    79 $    72               $    72
Short-term investments                         450     450                   450
Mortgage loans                                 349     331                   349
Real estate                                    662                           662
Other invested assets                          288                           288
  Total investments                        $10,752                       $10,561

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.



                                USF&G Corporation
          Schedule II.  Condensed Financial Information of Registrant-
                Statement of Financial Position (Parent Company)


                                                       At December 31
(in millions)                               1994           1993           1992
Assets
  Cash                                    $    1         $    2         $   10
  Investment in subsidiaries, at equity    2,503          2,399          2,127
  Due from subsidiaries                      131            127            135
  Other assets                                24             23             34
    Total assets                          $2,659         $2,551         $2,306
Liabilities
  Debt (short-term, 1994, $215; 1993,
   $395; 1992, $375)                      $  586         $  574         $  574
  Dividends payable to shareholders           14             16             16
  Due to subsidiaries                        310            322            335
  Other liabilities                          308             83             81
    Total liabilities                      1,218            995          1,006
Shareholders' Equity
  Preferred stock                            331            455            455
  Common stock                               262            228            225
  Paid-in capital                          1,104            986            971
  Net unrealized gains (losses) on
   investments                              (147)           191            (29)
  Minimum pension liability                  (63)           (85)             -
  Retained earnings (deficit)                (46)          (219)          (322)
    Total shareholders' equity             1,441          1,556          1,300
    Total liabilities and shareholders'
    equity                                $2,659         $2,551         $2,306

See Note to Condensed Financial Statements.



                    Statement of Operations (Parent Company)

                                                   Years Ended December 31
(in millions)                               1994           1993           1992
Revenues
  Net investment income:
    Dividends from subsidiaries             $125           $125           $125
    Interest expense on loans from
     subsidiaries                             (8)            (6)            (7)
    Other                                     (1)             -              -
  Other revenues:
    From subsidiaries                          7              7              9
    From others                                5              5             22
      Total revenues                         128            131            149
Expenses
  Facilities exit costs                      211              -              -
  Interest expense                            34             37             43
  Lease expense                               30             21             21
  Other operating expense                     24             19             20
                                             299             77             84
  Foreign currency losses                      -              -              1
    Total expenses                           299             77             85
  Income (loss) from continuing operations
   before income taxes and equity in earnings
   of subsidiaries and cumulative effect of
   adopting new accounting standards        (171)            54             64
  Provision for income taxes                   -              -              -
  Income (loss) from continuing operations
   before equity in earnings of subsidiaries
   and cumulative effect of adopting new
   accounting standards                     (171)            54             64
  Equity in undistributed earnings of
   subsidiaries:
    Continuing operations                    408             76            (28)
    Discontinued operations                    -              -             (7)
  Income from cumulative effect of adopting
   new accounting standards                    -             38              -
      Net income                            $237           $168           $ 29

See Note to Condensed Financial Statements.


                    Statement of Cash Flows (Parent Company)

                                                   Years Ended December 31
(in millions)                               1994           1993           1992
Net Cash Provided From Operating
  Activities                               $ 129          $  58           $ 71
Investing Activities
  Purchases of short-term investments          -              -            (23)
  Sales or maturities of short-term
   investments                                 -              -             23
  Other, net                                  (4)            (4)           (12)
    Net cash used in investing activities     (4)            (4)           (12)
Financing Activities
  Repayments of short-term borrowings       (160)             -              -
  Intercompany advances, net                 (51)            (2)            49
  Long-term borrowings                       270              -              -
  Repayments of long-term borrowings        (120)             -            (36)
  Issuances of common stock                   14              6              3
  Redemption of preferred stock              (13)             -              -
  Cash dividends paid to shareholders        (66)           (66)           (66)
    Net cash provided from (used in)
     financing activities                   (126)           (62)           (50)
  Increase (decrease) in cash                 (1)            (8)             9
  Cash at beginning of year                    2             10              1
    Cash at end of year                    $   1          $   2          $  10

See Note to Condensed Financial Statements.


Note to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the 1994 Annual Report to Shareholders (Restated) incorporated herein by reference. Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is provided due to the application of the pooling-of-interests method of accounting. Certain amounts have been reclassified to conform to the 1994 presentation. The parent company's provision for income taxes is based on the Corporation's consolidated federal income tax allocation policy.


                                                          USF&G Corporation
                                         Schedule III.  Supplementary Insurance Information

                             At December 31*                                        Years Ended December 31*

                Deferred        Unpaid               Other                                      Amortization
                  policy  losses, loss             policy-                  Net  Losses, loss    of deferred       Other
                acquisi-     expenses,  Unearned  holders'           investment     expenses,         policy   operating
                    tion      & policy  premiums     funds  Premium      income      & policy    acquisition    expenses Premiums
(in millions)      costs  benefits (B)       (B)       (A)  revenue         (A)      benefits          costs         (A)  written
1994
Property/casualty
 insurance:
  Commercial        $161       $ 3,891      $455             $1,189                    $  929           $354        $ 97   $1,200
  Personal            71           471       253                575                       427            151          45      565
  Reinsurance          9           668        41                395                       289             67          27      415
  Fidelity/surety     30            54        65                124                        46             60          17      134
  Discover Re and
   Victoria            9            58        37                 73                        53             15          15       77
  Reinsurance
   receivable          -         1,016       117                  -                         -              -           -        -
  Other                -             -         -                  -                         -              -           -       (2)
    Property/
     casualty        280         6,158       968       $ 7    2,356        $432         1,744            647         201    2,389
Life insurance       224         3,804         -        79      152         317           388             21          45      N/A
  Total             $504       $ 9,962      $968       $86   $2,508        $749        $2,132           $668        $246   $2,389
1993
Property/casualty
 insurance:
  Commercial        $168       $ 4,108      $444             $1,223                    $1,014           $359        $ 71   $1,239
  Personal            69           553       264                681                       481            175          46      653
  Reinsurance          6           559        29                305                       204             71          28      403
  Fidelity/surety     28            56        56                118                        59             59           9      120
  Discover Re and
   Victoria            9            40        33                 65                        47             12          11       73
  Reinsurance
   receivable          -         1,054       124                  -                         -              -           -        -
  Other                -             -         -                  -                         -              -           -       14
    Property/
     casualty        280         6,370       950       $ 7    2,392        $432         1,805            676         165    2,502
Life insurance       164         3,973         -        67      129         321           395              9          50      N/A
  Total             $444       $10,343      $950       $74   $2,521        $753        $2,200           $685        $215   $2,502
1992
Property/casualty
 insurance:
   Commercial       $170       $ 4,348      $420             $1,480                    $1,299           $426        $ 86   $1,356
   Personal           76           626       286                785                       635            210          42      727
   Reinsurance         3           511        11                157                       118             22          25      243
   Fidelity/surety    28            55        53                111                        36             55          19      109
   Discover Re and
    Victoria           6            24        27                 46                        32              9           9       55
   Other               -             -         -                  -                         -              -           -      (15)
     Property/
      casualty       283         5,564       797       $ 9    2,579        $471         2,120            722         181    2,475
Life insurance       189         3,896         -        56      104         349           377             25          51      N/A
  Total             $472       $ 9,460      $797       $65   $2,683        $820        $2,497           $747        $232   $2,475

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.
N/A - Not applicable to life insurance pursuant to Rule 12-16 of Regulation S-X.
(A) Other policyholders' funds, net investment income, and other operating expenses are not allocated to property/casualty categories.
(B) Unpaid losses and loss expenses reflect the implementation of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration
 Contracts," which increased liabilities by $1.2 billion with a corresponding increase in assets at December 31, 1993. This standard requires reinsurance receivables and prepaid reinsurance premiums to be reported separately as assets instead of the previous practice of netting such receivables against the related loss and unearned premium liabilities.



                                USF&G Corporation
                            Schedule IV.  Reinsurance

                                                   Years Ended December 31*

                                    Ceded to    Assumed           Percentage of
                             Gross     other from other      Net         amount
(in millions)               amount companies  companies   amount assumed to net
1994
Life insurance in force    $11,683     $1,350      $160  $10,493           1.5%
Premiums earned:
  Life insurance           $   155     $    4      $  -  $   151             -%
  Accident/health insurance      -          -         1        1          98.5
  Property/casualty
   insurance                 2,284        516       588    2,356          25.0
    Total                  $ 2,439     $  520      $589  $ 2,508          23.5%
1993
Life insurance in force    $11,955     $1,404      $155  $10,706           1.4%
Premiums earned:
  Life insurance           $   133     $    5      $  -  $   128             -%
  Accident/health insurance      -          -         1        1          99.1
  Property/casualty
   insurance                 2,390        521       523    2,392          21.9
    Total                  $ 2,523     $  526      $524  $ 2,521          20.8%
1992
Life insurance in force    $12,228     $1,444      $132  $10,916          1.2%
Premiums earned:
  Life insurance           $   107     $    5      $  1  $   103           .3%
  Accident/health insurance      -          -         1        1         94.0
  Property/casualty
   insurance                 2,734        539       384    2,579         14.9
    Total                  $ 2,841     $  544      $386  $ 2,683         14.4%

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.




                                USF&G Corporation
         Schedule VI.  Supplemental Information Concerning Consolidated
                     Property/Casualty Insurance Operations

                                                        At December 31
(in millions)                                       1994*    1993*    1992*
Deferred policy acquisition costs                 $  280   $  280    $ 283
Reserves for unpaid losses and loss expenses (A)   6,158    6,370    5,564
Discount deducted from reserves (B)                  441      508      680
Unearned premiums (A)                                968      950      797

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

                                                   Years Ended December 31
(in millions)                                       1994*    1993*    1992*
Earned premiums                                   $2,356   $2,392   $2,579
Net investment income                                432      432      471
Losses and loss expenses incurred related to:
  Current year                                     1,752    1,744    2,042
  Prior years                                         (8)      61       78
Amortization of deferred policy acquisition costs    647      676      722
Paid losses and loss expenses                      1,918    2,053    2,272
Premiums written                                   2,389    2,502    2,475

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.



                                                          USF&G Corporation
                                           Exhibit 11 - Computation of Earnings per Share

                                                                                      Years Ended December 31
(dollars in millions except per share data)                                     1994*            1993*        1992*
Net Income Available to Common Stock
  Primary:
    Income from continuing operations before cumulative effect of
     adopting new accounting standards                                         $ 237            $ 130        $  36
    Less preferred stock dividend requirements                                   (46)             (48)         (48)
    Income (loss) from continuing operations before cumulative effect of
     adopting new accounting standards available to common stock                 191               82          (12)
    Loss from discontinued operations                                              -                -           (7)
    Income from cumulative effect of adopting new accounting standards             -               38            -
      Net income (loss) available to common stock                              $ 191            $ 120        $ (19)
  Fully diluted:
    Income from continuing operations before cumulative effect of
     adopting new accounting standards                                         $ 237            $ 130        $  36
    Less preferred stock dividend requirements                                   (16)             (16)         (48)
    Add interest expense on zero coupon bonds                                      5                -            -
    Income (loss) from continuing operations before cumulative effect of
     adopting new accounting standards available to common stock                 226              114          (12)
    Loss from discontinued operations                                              -                -           (7)
    Income from cumulative effect of adopting new accounting standards             -               38            -
      Net income (loss) available to common stock                              $ 226            $ 152         $(19)
Weighted Average Shares Outstanding
  Primary common shares (A)                                               95,796,671       90,566,398   89,235,158
  Fully diluted (B):
    Common shares                                                         95,796,671       90,566,398   89,235,158
    Assumed conversion of preferred stock                                 24,950,202       26,611,211            -
    Assumed exercise of stock options                                      1,038,214        1,672,482            -
    Assumed conversion of zero coupon bonds                                6,022,712                -            -
      Total fully diluted                                                127,807,799      118,850,091   89,235,158
Earnings Per Common Share
  Primary (A):
    Income (loss) from continuing operations before cumulative effect of
     adopting new accounting standards                                         $2.00            $ .90        $(.14)
    Loss from discontinued operations                                              -                -         (.08)
    Income from cumulative effect of adopting new accounting standards             -              .42            -
      Net income (loss)                                                        $2.00            $1.32        $(.22)
  Fully diluted (B):
    Income (loss) from continuing operations before cumulative effect of
     adopting new accounting standards                                         $1.77            $ .96        $(.14)
    Loss from discontinued operations                                              -                -         (.08)
    Income from cumulative effect of adopting new accounting standards             -              .32            -
      Net income (loss)                                                        $1.77            $1.28        $(.22)

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.
(A) Shares issuable under stock options (1,021,230 shares in 1994, 1,672,482 shares in 1993, 876,839 shares in 1992) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Consolidated Statement of Operations because the dilutive effect is not material.
(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. The effect of assuming conversion of the preferred stock
 (30,959,211 shares in 1992) is antidilutive and, therefore, the amounts presented in the Consolidated Statement of Operations for primary and fully diluted earnings per share are the same. Shares issuable under stock options
 (1,151,647 in 1992) have not been used as common stock equivalents because the dilutive effect is not material.


                                USF&G Corporation
   Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges
                          and Preferred Stock Dividends

                                                       Years Ended December 31
(dollars in millions)                                  1994*    1993*     1992*
Fixed Charges
  Interest expense                                     $ 37     $ 41      $ 41
  Interest capitalized                                    -        -         8
  Portion of rents representative of interest (A)       159       27        28
    Total fixed charges                                 196       68        77
  Preferred stock dividend requirements (B)              46       48        48
Combined Fixed Charges and Preferred Stock Dividends   $242     $116      $125

Consolidated Earnings Available for Fixed Charges and
  Preferred Stock Dividends
  Income (loss) from continuing operations before
   income taxes and cumulative effect of adopting new
   accounting standards                                $(43)    $103      $ 36

  Adjustments:
    Fixed charges                                       196       68        77
    Less interest capitalized during the period           -        -        (8)
    Consolidated earnings available for fixed charges
     and preferred stock dividends                     $153     $171      $105

Ratio of Consolidated Earnings to Fixed Charges (C) (D) 0.8      2.5       1.4

Ratio of Consolidated Earnings to Combined Fixed Charges
 and Preferred Stock Dividends (C) (D)                  0.6      1.5       0.8

* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.
(A) Includes approximately $130 million net present value of rents representative of interest included in facilities exit costs in 1994.
(B) Preferred stock dividend requirements of $46 million in 1994 and $48 million in both 1993 and 1992 divided by 100% less the effective income tax rate of 0% in 1994, 1993, and 1992.
(C) In 1994, the ratio of consolidated earnings before facilities exit costs to fixed charges was 3.1, and the ratio of consolidated earnings before facilities exit costs to combined fixed charges and preferred stock dividends was 1.8.
(D) In 1994, earnings were inadequate to cover fixed charges by $43 million and combined fixed charges and preferred stock dividends by $89 million.




                                       UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549



                         EXHIBITS TO ANNUAL REPORT ON FORM 10-K/A



                                     USF&G CORPORATION



For the Fiscal Year Ended                                 Commission File Number
December 31, 1994                                                         1-8233



    A copy of all other of the Corporation's Exhibits to the 1994 Form 10-K/A report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., Corporate Secretary at the corporate headquarters:

                                     100 Light Street
                                 Baltimore, Maryland 21202

