Form 10-Q/A
period 1995-03-31
USF&G CORP
filed 1995-11-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q/A



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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


                                  Page 1 of 29



                       U S F & G    C o r p o r a t i o n

                                    Contents


PART I.  Financial Information

Item 1.    Financial Statements:
             Condensed Consolidated Statement of Financial Position      3
             Condensed Consolidated Statement of Operations              4
             Condensed Consolidated Statement of Cash Flows              5
             Notes to Condensed Consolidated Financial Statements        6
             Report of Independent Auditors                             12

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13


PART II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                             25
             Exhibit  3- Articles of Incorporation                      25
             Exhibit 11- Computation of Earnings Per Share              26
             Exhibit 12- Computation of Ratio of Consolidated Earnings
                         to Fixed Charges and Preferred Stock Dividends 27
             Exhibit 15- Letter Regarding Unaudited Interim Financial
                         Information                                    28

Signature                                                               29




                                      U S F & G    C o r p o r a t i o n
                      Condensed Consolidated Statement of Financial Position (Unaudited)


                                                                             At March 31    At December 31
(dollars in millions except per share data)                                      1995*            1994*

Assets
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost (market, 1995, $4,422; 1994, $4,284)  $ 4,640          $ 4,659
    Available for sale, at market (cost, 1995, $4,348; 1994, $4,265)            4,275            4,081
    Common stocks, at market (cost, 1995, $44; 1994, $53)                          40               46
    Preferred stocks, at market (cost, 1995, $27; 1994, $26)                       27               26
    Short-term investments                                                        343              450
    Mortgage loans                                                                349              349
    Real estate                                                                   637              662
    Other invested assets                                                         405              288
      Total investments                                                        10,716           10,561
Cash                                                                               83               69
Accounts, notes, and other receivables                                            655              741
Reinsurance receivables                                                           651              554
Servicing carrier receivables                                                     701              706
Deferred policy acquisition costs                                                 485              504
Other assets                                                                      842              845
  Total assets                                                                $14,133          $13,980

Liabilities
Unpaid losses, loss expenses, and policy benefits                             $ 9,859          $ 9,962
Unearned premiums                                                                 983              968
Corporate debt                                                                    602              586
Real estate and other debt                                                         43               42
Other liabilities                                                               1,089              981
  Total liabilities                                                            12,576           12,539
Shareholders' Equity
Preferred stock, par value $50.00 (12,000,000 shares authorized;
  shares issued, 1995, 5,299,910; 1994, 6,627,896)                                265              331
Common stock, par value $2.50 (240,000,000 shares authorized;
  shares issued, 1995, 110,402,995; 1994, 104,810,794)                            276              262
Paid-in capital                                                                 1,156            1,104
Net unrealized gains (losses) on investments and foreign currency                 (67)            (147)
Minimum pension liability                                                         (63)             (63)
Retained earnings (deficit)                                                       (10)             (46)
  Total shareholders' equity                                                    1,557            1,441
    Total liabilities and shareholders' equity                                $14,133          $13,980

See Notes to Condensed Consolidated Financial Statements.
* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 10.


                                      U S F & G    C o r p o r a t i o n
                          Condensed Consolidated Statement of Operations (Unaudited)



                                                                              Three Months Ended March 31
(dollars in millions except per share data)                                      1995*            1994*

Revenues
  Premiums earned                                                               $ 617            $ 587
  Net investment income                                                           185              184
  Other                                                                            12                9
    Revenues before realized gains                                                814              780
  Net realized gains on investments                                                 4                5
    Total revenues                                                                818              785

Expenses
Losses, loss expenses, and policy benefits                                        518              522
Underwriting, acquisition, and operating expenses                                 247              231
Interest expense                                                                   10                9
Facilities exit costs (income)                                                     (6)               -
  Total expenses                                                                  769              762
Income from operations before income taxes                                         49               23
Provision for income taxes (benefit)                                                -                -
  Net income                                                                    $  49            $  23

  Preferred stock dividend requirements                                             8               12
    Net income available to common stock                                        $  41            $  11

Primary Earnings Per Common Share                                               $ .39            $ .11

Fully Diluted Earnings Per Common Share                                         $ .36            $ .11

Weighted average common shares outstanding (000s):
  Primary                                                                     107,155           93,295
  Fully diluted                                                               129,429           93,295
Dividends declared per common share                                             $ .05            $ .05



See Notes to Condensed Consolidated Financial Statements.
* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 10.



                                      U S F & G    C o r p o r a t i o n
                          Condensed Consolidated Statement of Cash Flows (Unaudited)



                                                                              Three Months Ended March 31
(in millions)                                                                    1995*            1994*
Operating Activities
  Direct premiums collected                                                     $ 519            $ 483
  Net investment income collected                                                 172              181
  Direct losses, loss expenses and policy benefits paid                          (445)            (434)
  Net reinsurance activity                                                         68               16
  Underwriting and operating expenses paid                                       (243)            (219)
  Interest paid                                                                   (11)              (9)
  Income taxes paid                                                                 -               (1)
  Other items, net                                                                 (7)              (4)
    Net cash provided from operating activities                                    53               13

Investing Activities
  Net (purchases) sales and maturities of short-term investments                  107              (29)
  Purchases of fixed maturities held to maturity                                    -             (197)
  Sales of fixed maturities held to maturity                                        -               13
  Maturities/repayments of fixed maturities held to maturity                       29              159
  Purchases of fixed maturities available for sale                               (182)             (79)
  Sales of fixed maturities available for sale                                     23               27
  Repayments of fixed maturities available for sale                                75              183
  Purchases of equities and other investments                                     (11)            (113)
  Sales, maturities, or repayments of equities and other investments               65              150
  Purchases of property and equipment                                              (8)              (7)
  Disposals of property and equipment                                               -                3
    Net cash provided from investing activities                                    98              110

Financing Activities
  Deposits for universal life and investment contracts                             77               50
  Withdrawals of universal life and investment contracts                         (202)            (153)
  Net borrowings of short-term debt                                                 -                2
  Long-term borrowings                                                              1              122
  Repayments of long-term borrowings                                                -             (124)
  Issuances of common and preferred stock                                           -               26
  Cash dividends paid to shareholders                                             (13)             (16)
    Net cash used in financing activities                                        (137)             (93)
Increase (decrease) in cash                                                        14               30
Cash at beginning of period                                                        69               18
  Cash at end of period                                                         $  83            $  48



See Notes to Condensed Consolidated Financial Statements.
* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
  Corporation.  See Note 10.



                         U S F & G   C o r p o r a t i o n
              Notes to Condensed Consolidated Financial Statements


Note 1  Basis of Accounting

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries ("USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. (See also Note 10 regarding restatements for mergers consummated in the second quarter of 1995.) The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's 1994 Annual Report to Shareholders (Restated). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

Note 2  Review of Independent Auditors

USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q/A as to the three month periods ended March 31, 1995 and 1994. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

Note 5  Supplemental Cash Flow Information

The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:

                                                   Three Months Ended March 31
(in millions)                                         1995             1994

Operating Activities
  Net income                                          $ 49             $ 23
  Adjustments to reconcile net income to net
    cash provided from operating activities:
    Realized gains on investments                       (4)              (5)
    Facilities exit costs (income)                      (6)               -
    Change in insurance liabilities                     31               45
    Change in deferred policy acquisition costs         19              (20)
    Change in receivables                              (12)             (56)
    Change in other liabilities                        (17)             (30)
    Change in other assets                              (6)              40
    Other items, net                                    (1)              16
      Net cash provided from operating activities     $ 53             $ 13

Note 6  Unrealized Gains (Losses) on Investments

At March 31, 1995, gross unrealized losses pertaining to equity securities totaled $7 million. In addition, gross unrealized gains and gross unrealized losses on limited partnerships and other investments totaled $13 million and $6 million, respectively. At March 31, 1995, there were gross unrealized gains of $25 million and gross unrealized losses of $98 million pertaining to fixed maturities available for sale. There were also $6 million of gross unrealized gains relating to a deferred policy acquisition cost ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments and foreign currency amounted to a gain of $80 million during the three months ended March 31, 1995, compared with a loss of $164 million during the three months ended March 31, 1994.

Note 7  Proceeds From Sales of Fixed Maturity Investments

There were no sales of fixed maturities held to maturity during the three months ended March 31, 1995. During the three month period ended March 31, 1994, proceeds from sales of fixed maturities held to maturity were $13 million. Such sales involved four different issuers and were based on evidence of significant deterioration of the issuers' creditworthiness. Gross gains and gross losses of $1 million were realized on those sales. Proceeds from sales of fixed maturities available for sale were $23 million for the three months ended March 31, 1995, compared with $27 million for the same period in 1994. Gross gains and gross losses of less than $1 million were realized on such sales in 1995 and 1994.

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

Note 9  Legal Contingencies

USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in USF&G's 1994 Annual Report to Shareholders (Restated).

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

In March 1993, the Superintendent affirmed a prior Decision and Order (known as the "1992 Fresh Start Order") in which he found, among other things, that there were deficits for the 1988, 1989 and 1990 policy years, and that insurance carriers had not made a good faith effort to expand the voluntary market and consequently were required to bear 50 percent of any deficits relating to the 1989 and 1990 policy years. The Superintendent further found that a portion of these deficits were attributable to servicing carrier inefficiencies and poor investment practices and ordered that these costs be absorbed by insurance carriers. Also, in May 1993, the Superintendent found that insurance carriers would be liable for 50 percent of any deficits relating to the 1991 policy year (the "1993 Fresh Start Order"), but indicated that he would make no further determinations regarding the portions of any deficits attributable to alleged servicing carrier inefficiencies and poor investment practices until his authority to make such determinations was clarified in the various suits involving prior Fresh Start orders.

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

On October 17, 1994, the Superior Court of Maine upheld the Superintendent's finding in the 1992 Fresh Start Order that the insurance carriers failed to exercise their good faith best efforts to expand the voluntary market and consequently were required to bear 50 percent of the deficit relating to the 1989 and 1990 policy years. The Superior Court also held that the Superintendent improperly held that $40 million of the deficit should be attributed to the carriers due to servicing carrier inefficiencies and poor investment practices. USF&G and the other parties challenging the Superintendent's order have appealed to the Maine Law Court, the highest court in Maine, the Superior Court's ruling on the carriers' lack of good faith and the Superintendent may likewise appeal the Superior Court ruling that it was improper to shift $40 million of the deficit to carriers due to alleged inefficiencies and poor investment practices.

Estimates of the potential deficits vary widely and are continuously revised as loss and claims data matures. If the Superintendent were to prevail on all issues, then the range of ultimate liability for USF&G, based on the most recent estimates provided by the Superintendent and the NCCI, respectively, could range from approximately $12 million to approximately $21 million.

Note 10 Business Combinations

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

Both of these business combinations are accounted for as poolings-of-interests. Accordingly, the financial statements have been restated to reflect the mergers with Discover Re and Victoria. A reconciliation of the previously separate enterprises to the restated consolidated financial position and results of operations for periods prior to the mergers are as follows:

                                                                     At March 31, 1995
                                                    USF&G
                                              Corporation                                           USF&G
                                            As Previously                                     Corporation
(in millions)                                    Reported  Discover Re  Victoria  Adjustment  As Restated

Assets
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost           $ 4,631         $  -       $ 9                  $ 4,640
    Available for sale, at market                   4,162           74        39                    4,275
  Common stocks, at market                             38            -         2                       40
  Preferred stocks, at market                          27            -         -                       27
  Short-term investments                              318           12        13                      343
  Mortgage loans                                      349            -         -                      349
  Real estate                                         637            -         -                      637
  Other invested assets                               405            -         -                      405
    Total investments                              10,567           86        63           -       10,716
Cash                                                   82            1         -                       83
Accounts, notes, and other receivables                623           14        18                      655
Reinsurance receivables                               651            -         -                      651
Servicing carrier receivables                         701            -         -                      701
Deferred policy acquisition costs                     476            2         7                      485
Other assets                                          829            4         9                      842
  Total assets                                    $13,929         $107       $97        $  -      $14,133

Liabilities
Unpaid losses, loss expenses, and policy benefits $ 9,796         $ 38       $25                  $ 9,859
Unearned premiums                                     947           13        23                      983
Corporate debt                                        602            -         -                      602
Real estate and other debt                             30            -        13                       43
Other liabilities                                   1,070           10         8        $  1        1,089
  Total liabilities                                12,445           61        69           1       12,576
Shareholders' Equity
Preferred stock                                       265            -         -                      265
Common stock                                          253            -         -        $ 23          276
Paid-in capital                                     1,114           42        23         (23)       1,156
Net unrealized losses                                 (65)          (1)       (1)                     (67)
Minimum pension liability                             (63)           -         -                      (63)
Retained earnings (deficit)                           (20)           5         6          (1)         (10)
  Total  shareholders' equity                       1,484           46        28          (1)       1,557
  Total liabilities and shareholders' equity      $13,929         $107       $97        $  -      $14,133

Note:  A reconciliation of the previously separate enterprises to the restated consolidated financial position at December 31, 1994 is disclosed in USF&G's Form 10-Q for the quarter ended June 30, 1995.

                                                                 Three Months Ended March 31, 1995
                                                    USF&G
                                              Corporation                                           USF&G
                                            As Previously                                     Corporation
(in millions)                                    Reported  Discover Re  Victoria  Adjustment  As Restated

Revenues
Premiums earned                                     $ 598          $ 6      $ 13                    $ 617
Net investment income                                 184            1         -                      185
Other                                                   9            1         2                       12
  Revenues before realized gains                      791            8        15           -          814
Net realized gains on investments                       4            -         -                        4
  Total revenues                                      795            8        15           -          818
Expenses
Losses, loss expenses, and policy benefits            504            5         9                      518
Underwriting, acquisition, and operating expenses     237            3         6         $ 1 (A)      247
Interest expense                                       11           (1)        -                       10
Facilities exit costs (income)                         (6)           -         -                       (6)
  Total expenses                                      746            7        15           1          769
Income from operations before income taxes             49            1         -          (1)          49
Provision for income taxes (benefit)                    -            -         -           -            -
  Net income                                        $  49          $ 1      $  -         $(1)        $ 49
Preferred stock dividend requirements                   8            -         -           -            8
  Net income available to common stock              $  41          $ 1      $  -         $(1)        $ 41

(A) Victoria deferred its recognition of merger-related expenses until consummation.  Adjustment conforms
    Victoria's accounting practice to USF&G's practice of recognizing such costs as incurred.

                                                             Three Months Ended March 31, 1994
                                                    USF&G
                                              Corporation                                           USF&G
                                            As Previously                                     Corporation
(in millions)                                    Reported  Discover Re  Victoria  Adjustment  As Restated

Revenues
Premiums earned                                     $ 570          $ 5      $ 12                    $ 587
Net investment income                                 183            1         -                      184
Other                                                   8            -         1                        9
  Revenues before realized gains                      761            6        13           -          780
Net realized gains on investments                       5            -         -                        5
  Total revenues                                      766            6        13           -          785
Expenses
Losses, loss expenses, and policy benefits            509            3        10                      522
Underwriting, acquisition, and operating expenses     224            2         5                      231
Interest expense                                        9            1        (1)                       9
Facilities exit costs (income)                          -            -         -                        -
  Total expenses                                      742            6        14           -          762
Income from operations before income taxes             24            -        (1)          -           23
Provision for income taxes (benefit)                    1           (1)        -                        -
  Net income                                        $  23          $ 1      $ (1)        $ -         $ 23
Preferred stock dividend requirements                  12            -         -                       12
  Net income available to common stock              $  11          $ 1      $ (1)        $ -         $ 11




                       U S F & G    C o r p o r a t i o n
                         Report of Independent Auditors


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 24, 1995, except for Note 1.11, as to which the date is May 22, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.



                                        ERNST & YOUNG LLP


Baltimore, Maryland
May 12, 1995,
except for Note 10, as to which the date is May 22, 1995







                        U S F & G   C o r p o r a t i o n
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") and explains the results of operations for the quarter ended March 31, 1995. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders (Restated) and should be read in conjunction therewith. The results of operations for the quarter ended March 31, 1995, are compared with those for the same period of 1994, unless otherwise noted. Financial position at March 31, 1995, is compared with December 31, 1994. Amounts have been restated to reflect mergers with Discover Re Managers, Inc. ("Discover Re") and Victoria Financial Corporation ("Victoria"), which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting. (Note: A glossary of certain terms used in the discussion can be found at the end of this section. The terms are italicized the first time they appear in text.)

Index
1. Consolidated Results                        13
2. Property/Casualty Insurance Operations      14
3. Life Insurance Operations                   17
4. Parent and Noninsurance Operations          18
5. Investments                                 18
6. Financial Condition                         21
7. Liquidity                                   22
8. Regulation                                  23
9. Glossary of Terms                           24


1. Consolidated Results

The table below shows the major components of net income.

                                     Three Months Ended March 31
(in millions)                          1995              1994

Income from operations before realized
  gains, facilities exit costs,
  and income taxes                      $39               $18
Net realized gains on investments         4                 5
Facilities exit (costs) income            6                 -
Income tax expense                        -                 -
Net income                              $49               $23

The table below shows the components by major business segment of income from continuing operations before realized gains, facilities exit costs, and income taxes.
                                     Three Months Ended March 31
(in millions)                          1995              1994

Property/casualty insurance            $ 55              $ 32
Life insurance                            5                 4
Parent and noninsurance                 (21)              (18)
Income from operations before realized
  gains, facilities exit costs,
  and income taxes                     $ 39              $ 18

Income from operations before realized gains, facilities exit costs, and income taxes for the property/casualty insurance segment increased $23 million for the quarter ended March 31, 1995, mainly due to improved underwriting results primarily from lower catastrophes. The continued improvement in the life insurance segment resulted principally from higher product sales and improved profit margins. The major factor influencing the $3 million decrease for parent and noninsurance operations was higher interest expense.

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

2. Property/Casualty Insurance Operations

Property/casualty insurance operations, the principal business segment, accounted for 85 percent of USF&G's revenues in the first quarter of 1995 compared with 84 percent in the same period of 1994. Financial results for this segment were as follows:
                                      Three Months Ended March 31
(in millions)                           1995              1994

Premiums earned*                       $ 580             $ 550
Losses and loss expenses incurred       (425)             (421)
Underwriting expenses                   (203)             (194)
Net underwriting loss                    (48)              (65)
Net investment income                    110               101
Other revenues and expenses, net          (7)               (4)
Income from operations before realized
  gains, facilities exit costs,
  and income taxes                     $  55             $  32
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

2.1. Premiums earned

Premiums earned totaled $580 million for the first quarter of 1995, compared with $550 million for the same period in 1994. The following table shows the major components of premiums earned and premiums written.

                                       Three Months Ended March 31
                                         1995              1994
                                       Premiums          Premiums
(in millions)                       Earned  Written   Earned  Written

Branch office voluntary production:
  Direct                              $483     $492     $467     $473
  Ceded reinsurance                    (36)     (40)     (36)     (37)
Net branch office voluntary            447      452      431      436
Pools and associations                  16        3       40       38
Discover Re and Victoria                19       17       17       18
Other premium adjustments                1       (4)      (1)      (9)
  Total primary                        483      468      487      483
Assumed reinsurance:
  Finite risk                           26       48       23       38
  Traditional risk                      71       81       40       47
Total assumed                           97      129       63       85
Total                                 $580     $597     $550     $568

Premiums earned for the quarter ended March 31, 1995, increased $30 million compared with the same period in 1994. The increase is attributable to the increases in branch office voluntary direct premiums and assumed reinsurance premiums. These increases were offset somewhat by a decrease in premiums from voluntary and involuntary pools and associations as a result of reduced participation in these markets.

Branch office direct voluntary premiums written in the first quarter of 1995 are four percent higher when compared with the corresponding period of 1994. Premiums from new business increased 26 percent in the first quarter of 1995, and retention ratios for both Commercial and Personal Lines improved when compared to the same period in 1994.

The table below shows premiums earned and the statutory loss ratios by lines of property/casualty insurance.
                                    Three Months Ended March 31
                                1995                    1994
                         Premiums   Statutory    Premiums   Statutory
(dollars in millions)      Earned  Loss Ratio      Earned  Loss Ratio

Commercial lines             $290       73.1%        $301       74.6%
Fidelity/Surety                32       37.7           28       28.3
Personal lines                142       79.5          141       98.4
Discover Re                     6       77.5            5       77.5
Victoria                       13       72.5           12       78.6
  Total primary               483       72.7          487       79.0
Assumed reinsurance            97       76.1           63       58.6
  Total                      $580       73.3%        $550       76.6%

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

Underwriting gains (losses) by major business category are as follows:

                                   Three Months Ended March 31
(in millions)                        1995              1994

Commercial                           $(28)             $(30)
Fidelity/Surety                         5                 4
Personal                              (25)              (46)
Discover Re                             -                (1)
Victoria                               (2)               (2)
  Total primary                       (50)              (75)
Assumed reinsurance                     2                10
  Net underwriting losses            $(48)             $(65)
Voluntary                            $(40)             $(62)
Involuntary                            (8)               (3)
  Net underwriting losses            $(48)             $(65)

Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:
                                   Three Months Ended March 31
                                     1995              1994

GAAP underwriting ratios:
  Loss ratio                         73.3%             76.5%
  Expense ratio*                     34.8              35.0
    Combined ratio                  108.1             111.5
Statutory underwriting ratios:
  Loss ratio                         73.3              76.6
  Expense ratio                      34.7              34.3
    Combined ratio                  108.0             110.9
*See Glossary of Terms

Underwriting results improved by $17 million in the first quarter 1995 when compared with the same period of 1994 primarily due to lower catastrophe losses, particularly in Personal Lines. In the first quarter of 1994, Personal Lines underwriting results were also negatively affected by higher than normal weather related losses not designated as catastrophe losses. Underwriting results for the primary businesses for the first three months of 1995 also benefited from
the overall improvement in the quality and mix of business.   However, this
improvement was partially offset by a $10 million increase in net underwriting losses from voluntary and involuntary pools and associations, which included a $3 million increase in case reserves from a pool for asbestos cases and a $2 million reserve for estimated losses incurred but not reported for the Industrial Risk Insurance ("IRI") pool. USF&G reduced its participation in the IRI pool from 5.5% in the first quarter of 1994 to 1.1% as of March 31, 1995, thereby minimizing the effect of reserve increases reported by the IRI.

Underwriting results in the first quarter of 1995 included $23 million of net catastrophe losses compared with $40 million in the same period of 1994. Gross catastrophe losses were $27 million in the first quarter of 1995 compared with $40 million in the same period of 1994. The assumed reinsurance business incurred most of the 1995 net catastrophe losses, recognizing estimated losses of $15 million for the January 1995 Kobe, Japan earthquake and further development of $7 million in losses on the February 1994 Los Angeles earthquake. The catastrophe losses in the first quarter of 1994 were primarily incurred by Personal and Commercial Lines and related to severe winter snow and ice storms and the Los Angeles earthquake. Excluding catastrophe losses, the statutory loss ratio of 69.3 for the first three months of 1995 was relatively consistent with that of 69.1 for the first three months of 1994.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of Commercial Lines products.

2.3. Losses incurred and loss reserves

Losses and loss adjustment expenses incurred totaled $425 million for the three months ended March 31, 1995, compared with $421 million for the same period in 1994.

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

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. Case reserves for these exposures are less than two percent of total reserves for unpaid losses and loss expenses at March 31, 1995. Other common circumstance claim categories stem from a variety of situations such as lead paint, toxic fumes, breast implants, sexual molestation and other disparate causes, provisions for which are included in the total common circumstance case reserves. The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

(in millions)                      Negligent
                                Construction  Environmental  Asbestos
Total case and bulk reserves
  at December 31, 1994                   $55           $329      $125
Losses incurred                            -              2         2
Claims (paid) recovered                   (3)           (12)        1
Total case and bulk reserves
  at March 31, 1995                      $52           $319      $128

Management believes that USF&G's reserve position is adequate relative to its exposure to environmental and asbestos matters, and compares favorably to other large property/casualty insurers. USF&G's customer base generally does not include large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G has traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures are generally restricted to primary coverage limits. In a study published in 1994, A.M. Best Company, Inc., an insurance rating agency, measured the environmental and asbestos reserves held by property/casualty insurers in terms of the number of years the reserves could fund the current rate of claim payments, described as the "survival ratio." A.M. Best extrapolated a projected 1994 industry average of 6.9 years based on selected industry data, although its report noted that such estimate was subject to variation depending on, among other things, the source information included in the study and judgmental adjustments applied by A.M. Best to exclude two large property/casualty insurers because of what A.M. Best regarded as extraordinary reserve strengthening for asbestos claims in response to specific asbestos litigation exposures those companies faced. USF&G separately calculated its 1994 survival ratio to be approximately 13.5 years for environmental and asbestos losses. USF&G's survival ratio using a five year average of claims payments is 11.4 years.

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

3.  Life Insurance Operations

Life insurance operations ("F&G Life") represent 14 percent of USF&G's total revenues for the first quarter of 1995 compared with 15 percent for the same period of 1994. F&G Life also represents 32 percent of the assets at March 31, 1995 and December 31, 1994.

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

3.1.  Sales

The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type:

                                      Three Months Ended March 31
(in millions)                           1995              1994

Distribution System:
  Direct-structured settlements          $23               $21
  Property/casualty brokerage             15                12
  National brokerage                      13                10
  National wholesaler                     24                14
  Senior distribution                      2                 -
  Other                                    7                 8
    Total                                $84               $65

Product Type:
  Structured settlement annuities        $23               $21
  Single premium deferred annuities       28                17
  Tax sheltered annuities                 22                12
  Other annuities                         10                13
  Life insurance                           1                 2
    Total                                $84               $65

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

3.2. Policy surrenders

Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. Single premium deferred annuities, which represent 65 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years. Newer products that have been issued during 1994 and 1995 have surrender charges that decline from nine percent in the first policy year to zero percent in the tenth and later policy years. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $187 million for the three months ended March 31, 1995. This compares with $131 million for the same period in 1994. Surrender activity has increased as a result of expiring surrender charges, primarily on the national brokerage block of SPDA, as policyholders seek other investment alternatives. Management has implemented a policy conservation program that provided policyholders with a competitive renewal option within F&G Life once their surrender charge period had expired. Due to the current interest rate environment, this option was suspended on January 1, 1995. As of March 31, 1995, policyholders representing approximately 22 percent of the expiring block had elected this option. An additional 24 percent of the expiring block was retained under the terms of the original contract, free of surrender charges and at interest rates which are adjusted annually.

The total account value of F&G Life's deferred annuities is $2.2 billion, 16 percent of which is surrenderable at current account value (i.e., without surrender charges). The surrender charge period on an additional $1.2 billion of F&G Life's single premium deferred annuity products expires through the end of 1997, of which $456 million expires during the remainder of 1995. The experience thus far for $833 million of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the first quarter of 1995 indicates that on average, 55 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates
trend upward.   While this will put pressure on F&G Life's ability to increase assets, given the relatively high interest rates credited when these annuities were issued, overall profit margins would continue to improve as they surrender or rollover to new products with lower rates. Management believes that F&G Life, with a liquid assets to surrender value ratio of 129 percent at March 31, 1995, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

4.  Parent and Noninsurance Operations

Parent company interest and other unallocated expenses and net losses from noninsurance operations were as follows:

                                      Three Months Ended March 31
(in millions)                           1995              1994
Parent Company Expenses:
  Interest expense                      $(10)             $ (8)
  Unallocated expense, net               (11)               (9)
Noninsurance Operations                    -                (1)
Loss from operations before realized
  gains, facilities exit costs,
  and income taxes                      $(21)             $(18)

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

(dollars in millions)          At March 31, 1995    At December 31, 1994

Total investments                        $10,716                 $10,561
Fixed maturities:
  Held to maturity                            43%                     44%
  Available for sale                          40                      39
    Total fixed maturities                    83                      83
Common and preferred stocks                    1                       1
Short-term investments                         3                       4
Mortgage loans and real estate                 9                       9
Other invested assets                          4                       3
  Total                                      100%                    100%

5.1. Net investment income

The following table shows the components of net investment income.

                                      Three Months Ended March 31
(dollars in millions)                   1995              1994
Net investment income from:
  Fixed maturities                      $165              $171
  Equity securities                        1                 1
  Short-term investments                   6                 3
  Real estate and mortgage loans          12                17
  Other, less expenses                     1                (8)
    Total                               $185              $184
Average yields (annualized):             6.9%              6.6%

Investment income from fixed maturities has decreased due to an asset base which
declined in order to meet SPDA surrenders and other cash flow needs.   Average
yields on fixed maturities were 7.4 percent and 7.3 percent for the quarters ended March 31, 1995 and 1994, respectively. Interest on short-term investments has increased due to higher short-term interest rates. Other income less expenses improved primarily due to USF&G's share of earnings from an equity interest in Renaissance Reinsurance Ltd. ("Renaissance Re"), an offshore reinsurance company. USF&G recorded $8 million of net investment income from Renaissance Re during the first quarter of 1995, compared with a loss of less
than $1 million for the first quarter 1994.   Included in investment income on
real estate and mortgage loans for the first quarter of 1994 is $8 million related to timberland properties in F&G Life which were sold in 1994.

5.2. Realized gains (losses)

The components of net realized gains (losses) include the following:

                                      Three Months Ended March 31
(in millions)                           1995              1994
Net gains (losses) from sales:
  Fixed maturities                       $ -               $ 2
  Equity securities                        2                (1)
  Real estate and other                    5                12
    Total net gains                        7                13
Impairments:
  Fixed maturities                         -                 -
  Equity securities                        -                 -
  Real estate and other                   (3)               (8)
    Total impairments                     (3)               (8)
      Net realized gains                 $ 4               $ 5

Other realized gains of $5 million for the first quarter of 1995 primarily relate to USF&G's equity in the realized gains of certain limited partnership investments. F&G Life's sale of timberland properties resulted in the majority of the realized gains from sales of real estate in the first quarter of 1994. Provisions for impairment relate to certain investments, declines in the fair value of which are judged to be other than temporary.

5.3. Unrealized gains (losses)

The components of the changes in unrealized gains (losses) were as follows:

                                      Three Months Ended March 31
(dollars in millions)                                        1995

Fixed maturities available for sale                          $110
Deferred policy acquisition costs adjustment                  (27)
Equity securities                                               3
Other                                                          (6)
  Total                                                      $ 80

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains/losses reported as a component of
shareholders' equity.   An average interest rate decrease of 67 basis points
during the first quarter of 1995 reduced the prior year's unrealized loss on fixed maturities available for sale from $147 million to $67 million at March 31, 1995. This was partially offset by a related change in F&G Life's DPAC adjustment from the prior year's unrealized gain of $33 million to an unrealized
gain of $6 million at March 31, 1995.   This adjustment is made to reflect
assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization.

5.4. Fixed maturity investments

The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)                At March 31, 1995    At December 31, 1994

Corporate investment-grade bonds         $5,083    57%           $5,031    56%
Mortgage-backed securities                1,901    21             1,921    22
Asset-backed securities                     981    11               942    11
U.S. Government bonds                       302     3               286     3
High-yield bonds*                           596     7               616     7
Tax-exempt bonds                            118     1               121     1
Other                                         7     -                 7     -
  Total fixed maturities at
    amortized cost                        8,988   100%            8,924   100%
Total market value of fixed maturities    8,697                   8,365
Net unrealized gains (losses)            $ (291)                 $ (559)
Percent market-to-amortized cost                   97%                     94%
*See Glossary of Terms

                           At March 31, 1995           At December 31, 1994
                                              Net                          Net
                      Amortized Market Unrealized  Amortized Market Unrealized
(in millions)              Cost  Value     (Loss)       Cost  Value     (Loss)
Fixed maturities:
  Held to maturity       $4,640 $4,422      $(218)    $4,659 $4,284      $(375)
  Available for sale      4,348  4,275        (73)     4,265  4,081       (184)
    Total                $8,988 $8,697      $(291)    $8,924 $8,365      $(559)

Decreasing interest rates, which resulted in rising bond prices, were responsible for the three percentage point increase in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1994.

Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at March 31, 1995 and December 31, 1994. The following table shows the credit quality of the long-term fixed maturity portfolio as of March 31, 1995.

                                                                       Percent
                                                                    Market-to-
                                    Amortized              Market    Amortized
(dollars in millions)                    Cost   Percent     Value         Cost

U.S. Government and
  U.S. Government Agencies             $2,073       23%    $2,027          98%
AAA                                     1,477       16      1,453          98
AA                                      1,330       15      1,254          94
A                                       2,453       27      2,376          97
BBB                                     1,059       12      1,025          97
Below BBB                                 596        7        562          94
  Total                                $8,988      100%    $8,697          97%

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

At March 31, 1995, USF&G's five largest real estate investments had a book value of $301 million. The largest single investment was a land development project located in San Diego, California with a book value of $93 million, or nine percent of the total real estate portfolio. Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. The level of nonperforming real estate investments at March 31, 1995 is consistent with December 31, 1994.

The book value of the components of nonperforming real estate are as follows:

(dollars in millions)                At March 31, 1995    At December 31, 1994

Real estate acquired through foreclosure
  or deed-in-lieu of foreclosure*                 $117                    $117
Land investments*                                   58                      56
Nonperforming equity investments*                   35                      35
  Total nonperforming real estate                 $210                    $208
Real estate valuation allowance                   $(98)                   $(98)
Reserves/nonperforming real estate                  47%                     47%
*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $98 million, or ten percent of the entire real estate portfolio at March 31, 1995 and December 31, 1994. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at March 31, 1995 continues to adequately reflect the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition
6.1. Assets

USF&G's assets totaled $14.1 billion at March 31, 1995, compared with $14.0 billion at December 31, 1994. The increase is primarily due to a $110 million increase in the market value of fixed maturity investments available for sale.

6.2. Debt

USF&G's corporate debt totaled $602 million at March 31, 1995, compared with $586 million at December 31, 1994. The increase in debt is primarily attributable to $14 million of foreign currency translation adjustments from non-U.S. dollar denominated debt. As a result of entering into currency forward agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. USF&G's real estate and other debt totaled $43 million at March 31, 1995 and $42 million at December 31, 1994.

On May 11, 1995, USF&G issued $150 million of 7% Senior Notes due 1998. Interest on the debt is payable semiannually. Proceeds from the issuance will be used to repay or repurchase outstanding indebtedness. Subject to market conditions, USF&G plans to refinance other outstanding debt over the next several years.

6.3. Shareholders' equity

USF&G's shareholders' equity totaled $1.6 billion at March 31, 1995, compared with $1.4 billion at December 31, 1994. The increase is primarily the result of approximately $110 million increase in unrealized gains on fixed maturity investments available for sale less a $27 million change in the related life insurance segment DPAC adjustment. In addition, shareholders' equity increased due to net income of $49 million less $13 million in common and preferred stock dividends.

6.4. Capital strategy

During 1994, USF&G called for redemption 2.4 million shares of its Series C Preferred Stock. The remaining shares were called for redemption effective February 24, 1995. As a result of these calls, over 93 percent of the Series C Preferred Stock converted into 14.7 million shares of common stock in accordance with the terms of the Series C Preferred Stock. Pursuant to arrangements the Corporation previously entered into with an unaffiliated financial institution, USF&G sold 716,600 shares of common stock to this institution to fund a portion of the cash redemptions resulting from these calls.

On April 13, and May 22, 1995, USF&G consummated mergers with Discover Re and Victoria, respectively. In the transactions, USF&G exchanged 5.4 million shares of its common stock, worth approximately $78.5 million, for all of the outstanding equity of Discover Re, and 3.8 million shares of common stock, worth approximately $59.1 million, for all of the outstanding equity of Victoria. Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market. Victoria is an insurance holding company which specializes in nonstandard auto coverage.

7.  Liquidity
7.1. Cash flow from operations

USF&G had cash flow from operations of $53 million and $13 million for the quarters ended March 31, 1995 and 1994, respectively. The primary factor for the increase is a $36 million increase in premiums collected, a $52 million increase in net reinsurance activity which relates to an increase in assumed reinsurance written premium of $44 million over the prior quarter.

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

7.3. Marketable securities

USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $8.7 billion at March 31, 1995, which represents 97 percent of its amortized cost. At March 31, 1995, equity securities, which are reported at market value in the balance sheet, totaled $67 million. Short-term investments totaled $343 million.

7.4. Liquidity restrictions

There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, a Maryland insurance subsidiary such as USF&G Company must provide the Maryland Insurance Commissioner with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve month period, would be in excess of 10% of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty day period has expired and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Maryland Insurance Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition. Dividends of approximately $157 million are currently available for payment to USF&G Corporation from USF&G Company during 1995 without providing the notice required for extraordinary dividends.

8.  Regulation

USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as personal lines and workers' compensation, and other matters. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. Proposals to adopt a federal regulatory framework have also been discussed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations. Additional information regarding legal and regulatory contingencies may be found in Note 10, "Legal Contingencies," to the condensed consolidated financial statements, as well as in USF&G's 1994 Annual Report to Shareholders (Restated).

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

(b) Reports on Form 8-K.

The Registrant filed a Form 8-K on January 12, 1995, reporting under Item 5, Other Events, a press release announcing the signing of a definitive agreement by which USF&G will acquire all of the outstanding Discover Re Managers, Inc., equity for approximately $78.5 million of USF&G common stock and options.

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





                                        U S F & G   C o r p o r a t i o n
                          Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                                                              Three Months Ended March 31
(dollars in millions except per share data)                                      1995*            1994*

Net Income Available to Common Stock
  Primary:
    Net income                                                                   $ 49             $ 23
    Less preferred stock dividend requirements                                     (8)             (12)
      Net income available to common stock                                       $ 41             $ 11
  Fully Diluted:
    Net income                                                                   $ 49             $ 23
    Less preferred stock dividend requirements                                     (4)             (12)
    Add interest expense on convertible notes                                       1                -
      Net income available to common stock                                       $ 46             $ 11

Weighted Average Shares Outstanding
  Primary Common Shares                                                   107,155,309       93,294,912
  Fully Diluted:
    Common shares                                                         107,155,309       93,294,912
    Assumed conversion of preferred stock                                  14,026,292                -
    Assumed exercise of stock options                                       1,020,338                -
    Assumed conversion of zero coupon convertible subordinated notes        7,227,255                -
      Total                                                               129,429,194       93,294,912

Earnings Per Common Share
  Primary (A)                                                                    $.39             $.11
  Fully Diluted (B)                                                              $.36             $.11


* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
Corporation, which were completed during the second quarter of 1995.  Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Shares issuable under stock options (1,016,560 shares in 1995 and 1,219,119 in 1994) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect is not material.

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


                                     U S F & G   C o r p o r a t i o n
                Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges
                                       and Preferred Stock Dividends


                                                                              Three Months Ended March 31
(dollars in millions)                                                           1995*            1994*

Fixed Charges
  Interest expense                                                               $ 10             $  9
  Portion of rents representative of interest                                       5                7
    Total fixed charges                                                            15               16
  Preferred stock dividend requirements (A)                                         8               12
Combined Fixed Charges and Preferred Stock Dividends                             $ 23             $ 28

Consolidated Earnings Available for Fixed Charges and Preferred Stock Dividends
  Income from operations before income taxes                                     $ 49             $ 23
  Adjustments:
    Fixed charges                                                                  15               16
    Consolidated earnings available for fixed charges and
      preferred stock dividends                                                  $ 64             $ 39

Ratio of Consolidated Earnings to Fixed Charges                                   4.2              2.4
Ratio of Consolidated Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                                           2.8              1.4


* Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial
Corporation, which were completed during the second quarter of 1995.  Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Preferred stock dividend requirements of $8 million in 1995 and $12 million in 1994 divided by 100%
    less the effective income tax rate of 0.8% in 1995 and 1.6% in 1994.



                         U S F & G   C o r p o r a t i o n
      Exhibit 15 - Letter Regarding Unaudited Interim Financial Information


U S F & G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, and 33-63333 on Form S-
3; and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095, 33-38113, 33-
43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671, and 33-59535
on Form S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q/A for the quarter ended March 31, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                ERNST & YOUNG LLP




Baltimore, Maryland
October 6, 1995



                         U S F & G   C o r p o r a t i o n
                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            USF&G Corporation
                                            By /s/DAN L. HALE
                                                  Dan L. Hale
                                                  Executive Vice President and
                                                  Chief Financial Officer







Dated at Baltimore, Maryland
October 6, 1995