Form 10-Q
period 1995-09-30
USF&G CORP
filed 1995-11-14
CIK 354396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
September 30, 1995                                                        1-8233


                              USF&G CORPORATION
              (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
(State of incorporation)                       (IRS employer identification no.)


                 100 Light Street, Baltimore, Maryland  21202
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


    Common Stock, Par Value $2.50; 119,263,025 shares outstanding as of
     November 13, 1995.


                                USF&G Corporation
                                Table of Contents


PART I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Statement of Financial Position          3
          Condensed Consolidated Statement of Operations                  4
          Condensed Consolidated Statement of Cash Flows                  6
          Notes to Condensed Consolidated Financial Statements            8
          Report of Independent Auditors                                 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                               25
          Exhibit 11- Computation of Earnings Per Share                  26
          Exhibit 12- Computation of Ratio of Consolidated Earnings
                      to Fixed Charges and Preferred Stock Dividends     27
          Exhibit 15- Letter Regarding Unaudited Interim Financial
                      Information                                        28

Signature                                                                29


                                 USF&G Corporation
               Condensed Consolidated Statement of Financial Position


                                               At September 30    At December 31
(dollars in millions except per share data)            1995              1994*
Assets
  Investments:
    Fixed maturities:
      Held to maturity, at amortized cost
       (market, 1995, $4,576; 1994, $4,284)         $ 4,547           $ 4,659
      Available for sale, at market (cost, 1995,
       $4,581; 1994, $4,265)                          4,658             4,081
    Common stocks, at market (cost, 1995, $41;
     1994, $53)                                          37                46
    Preferred stocks, at market (cost, 1995,
     $27; 1994, $26)                                     27                26
    Short-term investments                              399               450
    Mortgage loans                                      160               349
    Real estate                                         654               662
    Other invested assets                               439               288
      Total investments                              10,921            10,561
  Cash                                                   97                69
  Accounts, notes, and other receivables                735               741
  Reinsurance receivables                               757               554
  Servicing carrier receivables                         699               706
  Deferred policy acquisition costs                     475               504
  Other assets                                          876               845
      Total assets                                  $14,560           $13,980

Liabilities
  Unpaid losses, loss expenses, and policy benefits $ 9,842           $ 9,962
  Unearned premiums                                   1,051               968
  Corporate debt                                        603               586
  Real estate and other debt                             20                42
  Other liabilities                                   1,288               981
      Total liabilities                              12,804            12,539
Shareholders' Equity
  Preferred stock, par value $50.00 (12,000,000
   shares authorized; shares issued, 1995, 5,110,110;
   1994, 6,627,896)                                     256               331
  Common stock, par value $2.50 (240,000,000 shares
   authorized; shares issued, 1995, 112,357,823; 1994,
   104,810,794)                                         281               262
  Paid-in capital                                     1,161             1,104
  Net unrealized gains (losses) on investments
   and foreign currency                                  63              (147)
  Minimum pension liability                             (63)              (63)
  Retained earnings (deficit)                            58               (46)
      Total shareholders' equity                      1,756             1,441
      Total liabilities and shareholders' equity    $14,560           $13,980


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation. See Note 12.


                                USF&G Corporation
              Condensed Consolidated Statement of Operations (Unaudited)

                                                 Three Months Ended September 30
(dollars in millions except per share data)          1995              1994*
Revenues
  Premiums earned                                   $ 692             $ 634
  Net investment income                               179               187
  Other                                                11                14
    Revenues before realized gains                    882               835
  Net realized gains on investments                     3                 -
    Total revenues                                    885               835
Expenses
  Losses, loss expenses, and policy benefits          551               518
  Underwriting, acquisition, and operating expenses   272               268
  Interest expense                                     12                10
  Facilities exit costs (income)                        -                 -
    Total expenses                                    835               796
  Income from operations before income taxes           50                39
  Provision for income taxes (benefit)                  1               (36)
      Net income                                     $ 49              $ 75

  Preferred stock dividend requirements                 8                12
      Net income available to common stock           $ 41              $ 63

Primary Earnings Per Common Share                    $.37              $.67

Fully Diluted Earnings Per Common Share              $.35              $.58

Weighted average common shares outstanding (000s):
    Primary                                       111,541            94,792
    Fully diluted                                 121,087           125,502
Dividends declared per common share                 $ .05             $ .05


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation. See Note 12.


                                USF&G Corporation
              Condensed Consolidated Statement of Operations (Unaudited)

                                                  Nine Months Ended September 30
(dollars in millions except per share data)          1995              1994*
Revenues
  Premiums earned                                  $1,968            $1,828
  Net investment income                               546               564
  Other                                                38                35
    Revenues before realized gains                  2,552             2,427
  Net realized gains on investments                     7                 6
    Total revenues                                  2,559             2,433
Expenses
  Losses, loss expenses, and policy benefits        1,620             1,576
  Underwriting, acquisition, and operating expenses   766               728
  Interest expense                                     34                27
  Facilities exit costs (income)                       (6)                -
    Total expenses                                  2,414             2,331
  Income from operations before income taxes          145               102
  Provision for income taxes (benefit)                  1               (71)
      Net income                                   $  144            $  173

  Preferred stock dividend requirements                23                36
      Net income available to common stock         $  121            $  137

Primary Earnings Per Common Share                  $ 1.10            $ 1.45

Fully Diluted Earnings Per Common Share            $ 1.04            $ 1.33

Weighted average common shares outstanding (000s):
    Primary                                       109,770            94,077
    Fully diluted                                 130,662           123,230
Dividends declared per common share                $  .15            $  .15


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation. See Note 12.

                            USF&G Corporation
            Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                 Three Months Ended September 30
(in millions)                                        1995              1994*
Operating Activities
  Direct premiums collected                         $ 549             $ 528
  Net investment income collected                     174               177
  Direct losses, loss expenses, and policy benefits
   paid                                              (412)             (501)
  Net reinsurance activity                              -                10
  Underwriting and operating expenses paid           (145)             (201)
  Interest paid                                        (1)               18
  Income taxes paid                                     -                (3)
  Other items, net                                     (6)               15
    Net cash provided from operating activities       159                43
Investing Activities
  Net sales and maturities of short-term investments (113)               82
  Purchases of fixed maturities held to maturity        -               (33)
  Sales of fixed maturities held to maturity            1                10
  Maturities/repayments of fixed maturities held to
   maturity                                            31                44
  Purchases of fixed maturities available for sale   (180)             (101)
  Sales of fixed maturities available for sale        107                20
  Maturities/repayments of fixed maturities available
   for sale                                            78                84
  Purchases of equities and other investments         (20)              (50)
  Sales, maturities, and repayments of equities and
   other investments                                   17                37
  Purchases of property and equipment                  (9)              (10)
  Disposals of property and equipment                   1                 -
    Net cash provided from (used in) investing
     activities                                       (87)               83
Financing Activities
  Deposits for universal life and investment
   contracts                                           69                68
  Withdrawals of universal life and investment
   contracts                                         (127)             (193)
  Net short-term borrowings (repayments)                1                 2
  Long-term borrowings                                  -                 -
  Repayments of long-term borrowings                   (1)               (1)
  Issuances of common stock                             1                 8
  Redemptions of preferred stock                        -               (10)
  Cash dividends paid to shareholders                 (15)              (17)
    Net cash used in financing activities             (72)             (143)
  Decrease in cash                                      -               (17)
  Cash at beginning of period                          97                85
    Cash at end of period                           $  97             $  68


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation. See Note 12.

                                 USF&G Corporation
             Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                  Nine Months Ended September 30
(in millions)                                        1995              1994*
Operating Activities
  Direct premiums collected                       $ 1,554           $ 1,509
  Net investment income collected                     550               552
  Direct losses, loss expenses, and policy
    benefits paid                                  (1,290)           (1,428)
  Net reinsurance activity                             73                (5)
  Underwriting and operating expenses paid           (556)             (602)
  Interest paid                                       (22)                -
  Income taxes paid                                    (2)               (8)
  Other items, net                                      8                22
    Net cash provided from operating activities       315                40
Investing Activities
  Net (purchases)/sales and maturities of
   short-term investments                              37                65
  Purchases of fixed maturities held to maturity        -              (384)
  Sales of fixed maturities held to maturity            7                60
  Maturities/repayments of fixed maturities held
   to maturity                                         84               295
  Purchases of fixed maturities available for sale   (628)             (259)
  Sales of fixed maturities available for sale        239               220
  Maturities/repayments of fixed maturities
   available for sale                                 244               375
  Purchases of equities and other investments         (73)             (303)
  Sales, maturities, and repayments of equities and
   other investments                                  160               282
  Purchases of property and equipment                 (22)              (25)
  Disposals of property and equipment                   1                 4
    Net cash provided from investing activities        49               330
Financing Activities
  Deposits for universal life and investment
   contracts                                          237               174
  Withdrawals of universal life and investment
   contracts                                         (524)             (459)
  Net short-term borrowings (repayments)             (226)             (156)
  Long-term borrowings                                228               270
  Repayments of long-term borrowings                  (15)             (124)
  Issuances of common stock                             5                35
  Redemptions of preferred stock                        -               (10)
  Cash dividends paid to shareholders                 (41)              (50)
    Net cash used in financing activities            (336)             (320)
  Increase in cash                                     28                50
  Cash at beginning of period                          69                18
    Cash at end of period                           $  97            $   68


See Notes to Condensed Consolidated Financial Statements.
* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation. See Note 12.

                                 USF&G Corporation
                Notes to Condensed Consolidated Financial Statements


Note 1  Basis of Accounting
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries ("USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. (See also Note 12 regarding restatements for mergers consummated in the second quarter of 1995.) The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's Annual Report to Shareholders (Restated) for the year ended December 31, 1994. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

Note 2  Review of Independent Auditors
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three and nine month periods ended September 30, 1995 and 1994. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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


Note 5  Supplemental Cash Flow Information
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:

                                          Three Months Ended   Nine Months Ended
                                              September 30       September 30
(in millions)                                1995     1994      1995       1994
Operating Activities
 Net income                                 $  49    $  75     $ 144      $ 173
 Adjustments to reconcile net income to net
  cash provided from operating activities:
   Realized gains on investments               (3)       -        (7)        (6)
   Change in insurance liabilities            119       (6)      246         55
   Change in deferred policy acquisition costs  1      (13)       29        (56)
   Change in receivables                     (130)      19      (193)       (49)
   Change in other liabilities                153       (1)      150        (78)
   Change in other assets                     (15)     (26)      (27)       (32)
   Other items, net                           (15)      (5)      (27)        33
     Net cash provided from
      operating activities                  $ 159    $  43     $ 315       $ 40


Note 6  Unrealized Gains (Losses) on Investments
At September 30, 1995, gross unrealized gains and gross unrealized losses pertaining to equity securities totaled $2 million and $4 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $15 million and $6 million, respectively. At September 30, 1995, there were gross unrealized gains of $109 million and gross unrealized losses of $32 million pertaining to fixed maturities available for sale. There were also $21 million of gross unrealized losses relating to a deferred policy acquisition cost ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The changes in net unrealized gains (losses) on investments and foreign currency amount to a gain of $210 million during the nine months ended September 30, 1995, compared with a loss of $299 million during the nine months ended September 30, 1994.

Note 7  Proceeds From Sales of Fixed Maturity Investments
During the nine month period ended September 30, 1995, proceeds from sales of
fixed maturities held to maturity were $7 million.   These sales involved the
entire holdings of one issuer, and the partial holdings of two other issuers and were based on evidence of significant deterioration of the issuers' creditworthiness. Gross losses of $1 million were realized on these sales. During the nine month period ended September 30, 1995, transfers from held to maturity to available for sale totaled $26 million of amortized cost. These transfers involved the remaining positions of the two aforementioned issuers, and the entire holdings of another issuer and were also based on evidence of significant deterioration of the issuers' creditworthiness. Gross unrealized losses on these securities totaled $9 million at September 30, 1995. During the nine month period ended September 30, 1994, proceeds from sales of fixed maturities held to maturity were $60 million. Such sales involved the entire holdings of 18 different issuers and were based on evidence of significant deterioration of the issuers' creditworthiness. Gross gains of less than $1 million and gross losses of $1 million were realized on these sales.
Proceeds from sales of fixed maturities available for sale were $239 million for the nine months ended September 30, 1995, compared with $223 million for the same period in 1994. Gross gains of $3 million and gross losses of $2 million were realized on 1995 sales. Gross gains and gross losses of $2 million were realized on 1994 sales.

Note 8  Facilities Exit Costs
During 1994, USF&G committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. Facilities exit costs of $183 million were recorded in the fourth quarter of 1994, representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building ("the Tower") from the time USF&G vacates the building through the expiration of the lease in 2009. Facilities exit costs recorded in 1994 did not consider any potential future sublease income, as such income was neither probable nor reasonably estimable at that time. To the extent that additional or extended subleases are subsequently negotiated, the present value of income to be received over the term of those subleases is recognizable in the period such income becomes probable and reasonably estimable. Net income for the nine months ended September 30, 1995 includes $6 million of sublease income recognized as a result of USF&G's renegotiation in the first quarter of 1995 of a sublease with a tenant. The sublease covers two floors of the Tower already occupied by the tenant and extends that occupancy through July 2009. No subleases were negotiated in the second or third quarters of 1995.

Note 9 Legal Contingencies
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As a liability insurer, they defend third-party claims brought against their insureds. As an insurer, they defend themselves against coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in USF&G's Annual Report to Shareholders (Restated) for the year ended December 31, 1994.

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

Note 10  Series B Preferred Stock
During August 1995, 189,800 shares of USF&G's Series B Cumulative Convertible Preferred Stock ("Series B Stock") were converted into 1.6 million shares of common stock, and on October 11, 1995, USF&G called for redemption 75 percent, or 832,650 shares of its remaining outstanding Series B Stock. As a result, on November 9, the shares of Series B Stock called were converted into 6.9 million shares of USF&G's common stock. The balance of the shares of Series B Stock are not subject to redemption prior to June 1996.

Note 11 Subsequent Events
During October 1995, USF&G purchased approximately $4.8 million of its outstanding 7% Senior Notes. In addition, during November 1995, USF&G purchased approximately $11 million of the 5 1/2% Swiss Franc Bonds. Both purchases were accomplished through the use of excess corporate cash.

Note 12 Business Combinations
On April 13, and May 22, 1995, USF&G consummated mergers with Discover Re Managers, Inc. ("Discover Re"), and Victoria Financial Corporation ("Victoria"), respectively. In the transactions, USF&G exchanged 5.4 million shares of common stock, worth approximately $78.5 million, for all of the outstanding equity of Discover Re, and 3.8 million shares of common stock, worth approximately $59.1 million, for all of the outstanding equity of Victoria. Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market. Victoria is an insurance holding company which specializes in nonstandard auto coverage.

Both of these business combinations are accounted for as poolings-of-interests. Accordingly, 1994 amounts have been restated to reflect the mergers with Discover Re and Victoria. A reconciliation of the previously separate enterprises to the restated results of operations for periods prior to the mergers are as follows:

                                      Three Months Ended September  30, 1994                   Nine Months Ended September 30, 1994
                                      USF&G                                USF&G             USF&G                           USF&G
                                Corporation                          Corporation       Corporation                     Corporation
                              As Previously    Discover                       As     As Previously  Discover                    As
(in millions)                      Reported          Re   Victoria      Restated          Reported        Re   Victoria   Restated

Revenues
Premiums earned                     $  615          $ 6        $13         $ 634            $1,774       $15        $39     $1,828
Net investment income                  186            -          1           187               560         2          2        564
Other                                   10            2          2            14                28         4          3         35
Revenues before realized gains         811            8         16           835             2,362        21         44      2,427
Net realized gains on investments        -            -          -             -                 6         -          -          6
Total revenues                         811            8         16           835             2,368        21         44      2,433
Expenses
Losses, loss expenses, and policy
 benefits                              505            5          8           518             1,537        12         27      1,576
Underwriting, acquisition, and
 operating expenses                    259            3          6           268               706         7         15        728
Interest expense                        10           (1)         1            10                26         -          1         27
Facilities exit costs (income)           -            -          -             -                 -         -          -          -
Total expenses                         774            7         15           796             2,269        19         43      2,331
Income from operations before
 income taxes                           37            1          1            39                99         2          1        102
Provision for income taxes (benefit)   (37)           1          -           (36)              (71)        -          -        (71)
Net income                          $   74          $ -        $ 1         $  75            $  170       $ 2        $ 1     $  173
Preferred stock dividend
 requirements                           12            -          -            12                36         -          -         36
Net income available to common
 stock                              $   62          $ -        $ 1         $  63            $  134       $ 2        $ 1     $  137

Note: A reconciliation of the previously separate enterprises to the restated consolidated financial position at December 31, 1994 is disclosed in USF&G's
Form 10-Q for the quarter ended June 30, 1995.

                               USF&G Corporation
                        Report of Independent Auditors

Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of September 30, 1995 and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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


Baltimore, Maryland
November 14, 1995

                                    USF&G Corporation
       Management's Discussion and Analysis of Financial Condition and Results of Operations


This section provides an analysis of financial results and material changes in financial position for USF&G Corporation and its subsidiaries ("USF&G") for the quarter ended September 30, 1995. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1994 Annual Report to Shareholders (Restated) and should be read in conjunction therewith. The results of operations for the quarter and nine months ended September 30, 1995, are compared with those for the same periods of 1994, unless otherwise noted. Financial position at September 30, 1995, is compared with December 31, 1994. Amounts for 1994 have been restated to reflect mergers with Discover Re Managers, Inc. ("Discover Re"), and Victoria Financial Corporation ("Victoria"), which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting. (Note: A glossary of certain terms used in the discussion can be found at the end of this section. The terms are italicized the first time they appear in text.)

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


1. Consolidated Results
The table below shows the major components of net income.

                                     Three Months Ended        Nine Months Ended
                                        September 30              September 30
(in millions)                           1995      1994          1995       1994
Income from operations before
 realized gains, facilities exit costs,
 and income taxes                        $47      $ 39          $132       $ 96
Net realized gains on investments          3         -             7          6
Facilities exit (costs) income             -         -             6          -
Income taxes                              (1)       36            (1)        71
Net income                               $49      $ 75          $144       $173


The table below shows the components by major business segment of income from continuing operations before realized gains, facilities exit costs, and income taxes.


                                         Three Months Ended    Nine Months Ended
                                            September 30         September 30
(in millions)                             1995        1994       1995      1994
Property/casualty insurance               $ 61        $ 57       $176      $144
Life insurance                               7           4         19        12
Parent and noninsurance                    (21)        (22)       (63)      (60)
Income from operations before
 realized gains, facilities exit
 costs, and income taxes                  $ 47        $ 39       $132      $ 96


Income from operations before realized gains, facilities exit costs, and income taxes for the property/casualty insurance segment increased for the quarter and nine months ended September 30, 1995, due to continued improvement in underwriting results. The continued improvement in the life insurance segment resulted principally from higher product sales and improved profit margins.

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

In the first quarter of 1995, USF&G renegotiated and extended the terms of a sublease with a tenant. The new lease, which covers the two floors of the Tower already occupied by the tenant, expires in July 2009. The present value of the additional income to be received over the term of the new lease, $6 million, was recognized in the first quarter of 1995, and is shown as a separate item captioned "facilities exit costs (income)" in the condensed consolidated statement of operations. No subleases were negotiated in the second or third quarters of 1995; however, management is actively marketing the Tower space to prospective subtenants.

2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 85 percent of USF&G's revenues in the nine month periods ended September 30, 1995 and 1994. Financial results for this segment were as follows:


                                        Three Months Ended    Nine Months Ended
                                           September 30           September 30
(in millions)                             1995        1994      1995       1994
Premiums earned*                         $ 649       $ 598   $ 1,843    $ 1,724
Losses and loss expenses incurred         (465)       (425)   (1,338)    (1,290)
Underwriting expenses                     (217)       (213)     (627)      (589)
Net underwriting loss                      (33)        (40)     (122)      (155)
Net investment income                      105         106       324        320
Other revenues and expenses, net           (11)         (9)      (26)       (21)
Income from operations before
 realized gains, facilities exit costs,
 and income taxes                        $  61       $  57   $   176    $   144

*See Glossary of Terms


Improved underwriting results were the primary reason for the increase in income from property/casualty operations before realized gains, facilities exit costs, and income taxes in the third quarter and first nine months of 1995 when compared with the same periods of 1994. Over the last several years, management has spent considerable effort improving the overall quality of the book of business. This improvement in the mix of business along with targeted premium growth and continued expense management are the primary contributing factors to the improved underwriting results. Lower catastrophe losses in the first and third quarters were also a major factor in the improvement in the nine-month results.

2.1. Premiums earned
Premiums earned totaled $649 million and $1,843 million for the third quarter and first nine months of 1995, respectively, compared with $598 million and $1,724 million for the same periods in 1994. The following table shows the major components of premiums earned and premiums written.


                                           Three Months Ended September 30
                                              1995                   1994
                                           Premiums               Premiums
(in millions)                         Written    Earned     Written     Earned
Branch office voluntary production:
  Direct                                 $548      $518        $506       $492
  Ceded reinsurance                       (36)      (42)        (33)       (36)
Net branch office voluntary               512       476         473        456
Discover Re and Victoria                   18        19          18         19
Pools and associations                     23        20          18         29
Other premium adjustments                 (10)       (1)         (7)        (2)
  Total primary                           543       514         502        502
Assumed reinsurance:
  Finite risk                              63        69          53         41
  Traditional risk                         75        66          67         55
Total assumed                             138       135         120         96
Total                                    $681      $649        $622       $598


                                           Nine Months Ended September 30
                                             1995                  1994
                                           Premiums              Premiums
(in millions)                         Written    Earned     Written     Earned
Branch office voluntary production:
  Direct                               $1,586    $1,500      $1,491     $1,435
  Ceded reinsurance                      (120)     (117)       (121)      (109)
Net branch office voluntary             1,466     1,383       1,370      1,326
Discover Re and Victoria                   58        57          56         54
Pools and associations                     41        56          75         89
Other premium adjustments                 (18)       (1)        (19)        (4)
  Total primary                         1,547     1,495       1,482      1,465
Assumed reinsurance:
  Finite risk                             161       149         137        115
  Traditional risk                        213       199         160        144
Total assumed                             374       348         297        259
Total                                  $1,921    $1,843      $1,779     $1,724


Premiums earned for the quarter ended September 30, 1995 increased $51 million, or 9 percent, compared with the same period in 1994, while premiums earned in the first nine months of 1995 were $119 million, or 7 percent, higher than in the first nine months of 1994. The increases are largely attributable to the increases in branch office voluntary direct premiums and assumed reinsurance premiums. The year-to-date increases were offset somewhat by first quarter decreases in premiums from voluntary and involuntary pools and associations as a result of reduced participation in these markets.

Branch office direct voluntary premiums written in the third quarter of 1995 are over eight percent higher when compared with the corresponding period of 1994. Premiums from new business increased 13 percent in the third quarter of 1995, and retention ratios for both commercial and personal lines improved when compared to the same period in 1994.

The decline in premiums seen in previous years was largely the result of management's efforts to eliminate unprofitable business. The growth in 1995 is occurring in higher margin business segments, particularly middle market commercial lines, fidelity/surety and assumed reinsurance, which have been targeted by management to be expanded in a systematic and controlled manner.

The table below shows premiums earned and the statutory loss ratios by lines of property/casualty insurance.

                                         Three  Months Ended September 30
                                            1995                   1994
                                     Premiums   Statutory  Premiums   Statutory
(dollars in millions)                  Earned  Loss Ratio    Earned  Loss Ratio
Commercial Lines                         $311       76.3%      $306       76.7%
Fidelity/Surety                            38       46.2         35       37.6
Personal Lines                            146       73.1        142       68.9
Discover Re                                 6       78.8          6       77.2
Victoria                                   13       76.8         13       66.0
  Total primary                           514       73.2        502       71.6
Assumed reinsurance                       135       65.2         96       69.4
Total                                    $649       71.5%      $598       71.2%

                                           Nine Months Ended September 30
                                             1995                  1994
                                     Premiums  Statutory   Premiums   Statutory
(dollars in millions)                  Earned Loss Ratio     Earned  Loss Ratio
Commercial Lines                       $  897       75.8%   $  890         77.3%
Fidelity/Surety                           105       39.5        93         33.3
Personal Lines                            436       76.4       427         80.7
Discover Re                                18       78.3        16         77.2
Victoria                                   39       74.8        39         70.1
  Total primary                         1,495       73.4     1,465         75.3
Assumed reinsurance                       348       68.9       259         64.2
Total                                  $1,843       72.6%   $1,724         73.6%


2.2.  Underwriting results
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses, and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

Underwriting gains (losses) by major business category are as follows:
                                       Three Months Ended      Nine Months Ended
                                           September  30         September 30
(in millions)                             1995       1994      1995        1994
Commercial Lines                          $(40)      $(40)   $ (103)     $ (122)
Fidelity/Surety                              5          -        14          10
Personal Lines                             (11)       (13)      (57)        (73)
Discover Re                                  -          -         -           -
Victoria                                    (2)         1        (4)          -
  Total primary                            (48)       (52)     (150)       (185)
Assumed reinsurance                         15         12        28          30
Net underwriting loss                     $(33)      $(40)   $ (122)     $ (155)


Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                          1995       1994      1995        1994
GAAP underwriting ratios:
  Loss ratio                              71.5%      71.3%     72.6%       74.8%
  Expense ratio*                          33.4       35.6      34.0        34.2
  Combined ratio                         104.9      106.9     106.6       109.0
Statutory underwriting ratios:
  Loss ratio                              71.5       71.2      72.6        73.6
  Expense ratio                           32.7       35.2      33.6        35.0
  Combined ratio                         104.2      106.4     106.2       108.6

*See Glossary of Terms


Underwriting results improved by $7 million in the third quarter and $33 million in the first nine months of 1995 when compared with the same periods of 1994. The results continue to benefit from the overall improvement in the quality and mix of business and continued emphasis on underwriting discipline. The improvement in commercial lines underwriting performance in the first nine months of 1995 resulted from management's targeted business mix strategies, better quality underwriting and adherence to pricing guidelines, particularly in the middle markets. Fidelity/surety's underwriting results improved in the third quarter of 1995, when compared to the same period of 1994, on the strength of increased premiums and reduced underwriting expenses, as a result of management's focus on lowering costs and expanding the surety business. In personal lines, the comparison between third quarter and year-to-date underwriting results for 1995 and 1994 are primarily effected by catastrophe losses. Exclusive of catastrophe losses, personal lines incurred underwriting losses of $9 million and $46 million in the third quarter and first nine months of 1995, compared with $11 million and $43 million in the same periods of 1994.

Underwriting results in the third quarter and first nine months of 1995 included $4 million and $41 million of net catastrophe losses, respectively, compared with $15 million and $65 million in the same periods of 1994. The primary businesses incurred catastrophe losses of $11 million in the third quarter of 1995, primarily from Hurricane Erin and tornadoes in the south-central United States. Primary business catastrophe losses for the first nine months of 1995, which also include various second quarter hailstorms, tornadoes and floods, and the April bombing of the federal building in Oklahoma City, totaled $32 million, compared with $57 million in the same period of 1994. The 1994 catastrophe losses in the primary businesses resulted from severe first quarter snow and ice storms. The assumed reinsurance business incurred $6 million of catastrophe losses for Hurricane Luis in the third quarter of 1995, but reduced the reserve for catastrophe losses from the January Kobe, Japan earthquake by $11 million in the quarter. Losses from the Kobe earthquake are currently estimated to be only $1 million. Year-to-date assumed reinsurance net catastrophe losses of $9 million also include further development of $4 million from the February 1994 Los Angeles earthquake, which contributed most of the $8 million of catastrophe losses incurred by the assumed reinsurance business in the first nine months of 1994.

Underwriting results showed improvement despite continuing competitive pressures, the inflationary claims environment, and the adverse impact of involuntary markets. Competitive pressures continue to effect underwriting results, especially in the pricing of commercial lines products.

2.3. Loss reserves
Reserves for unpaid losses and loss expenses totaled $6.2 billion at September 30, 1995, and approximate the December 31, 1994 position. Exclusive of claims from catastrophe losses, both pending claims and the number of new claims reported have decreased 10 percent since the third quarter of 1994.

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

The most significant common circumstance claim exposures include negligent construction, environmental, and asbestos claims. Case reserves for these exposures are less than two percent of total reserves for unpaid losses and loss expenses at September 30, 1995. Other common circumstance claim categories stem from a variety of situations such as lead paint, toxic fumes, breast implants, sexual molestation and other disparate causes, provisions for which are included in the total common circumstance case reserves. The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

                                       Negligent
(in millions)                       Construction    Environmental  Asbestos


Total case and bulk reserves at
  December 31, 1994                         $ 55             $329      $125
Losses incurred                                -               10         7
Claims (paid) recovered                      (10)             (22)       (4)
Total case and bulk reserves at
  September 30, 1995                        $ 45             $317      $128


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

3.  Life Insurance Operations
Life insurance operations ("F&G Life") represent 14 percent of USF&G's total revenues for the first nine months of 1995 and for the same period of 1994. F&G Life also represents 31 percent of the assets at September 30, 1995 compared with 33 percent at December 31, 1994.

F&G Life's financial results were as follows:

                                  Three Months Ended      Nine Months Ended
                                      September 30           September 30
(in millions)                      1995         1994       1995        1994
Premiums                          $  43        $  36      $ 125       $ 104
Net investment income                75           77        230         241
Other income                          -            2          -           2
Policy benefits                     (86)         (93)      (282)       (286)

Underwriting and operating expenses (25)         (18)       (54)        (49)

Income from operations before
 realized gains, facilities exit
 costs, and income taxes          $   7        $   4       $ 19        $ 12


Premium increases are resulting from expanded sales and marketing strategies. Policy benefits decreased in the third quarter 1995 by $7 million over the same period from the prior year due to decreases in death benefits and liabilities for future policy benefits, as well as a decrease in interest credited on accounts due to a lower single premium deferred annuity ("SPDA") base. Underwriting and operating expenses increased by $7 million from the prior year quarter due to accelerated amortization of deferred acquisition costs. As profits improve, primarily due to improved investment spreads, the amortization of these costs increases proportionately. The third quarter and nine month declines in net investment income are generally affected by the declining asset base resulting from annuity surrender activity. In addition, the nine month 1994 amount includes $8 million of net investment income from the sale of a timberland investment.

In November 1995, F&G Life announced plans for the outsourcing of information services and policy administration. F&G Life expects to enter into an eight-year contract which will result in a financial commitment for F&G Life, primarily based on fixed per policy fees, of approximately $100 million (projected on current policies in force and future sales estimates).

The expected benefits of the proposed arrangements include higher customer service levels, reduced time frames to bring products to market, and access to new technologies, in addition to substantial reductions in per policy and new issue costs. F&G Life expects to incur up to $3 million of transition related costs, including separation costs, in the fourth quarter of 1995.

3.1.  Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
(in millions)                          1995          1994    1995         1994
Distribution System:
  Direct-structured settlements        $ 30          $ 24    $ 82         $ 59
  Property/casualty brokerage            12            10      48           34
  National brokerage                     11            13      37           30
  National wholesaler                    22            22      70           50
  Senior distribution                     3             -       9            -
  Other                                   5             6      20           25
    Total                              $ 83          $ 75    $266         $198
Product Type:
  Structured settlement annuities      $ 30          $ 24    $ 82         $ 59
  Single premium deferred annuities      20            21      81           54
  Tax sheltered annuities                20            20      64           44
  Other annuities                         6             4      26           31
  Life insurance                          7             6      13           10
     Total                             $ 83          $ 75    $266         $198

Sales increased in the third quarter of 1995 by $8 million over the same period in 1994. This increase was led by structured settlement annuities, the large majority of which are sold to structure claims of USF&G's property/casualty operations. F&G Life has continued to develop and introduce new products in its structured settlement and SPDA lines as well as modifying current product offerings to meet customer needs. F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also creating and developing other marketing networks. Despite F&G Life's attention to expanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. As a result, there is no assurance that the improved sales trend will continue at the same level. Total life insurance in force was $11.5 billion at September 30, 1995 and $11.8 billion at December 31, 1994.

3.2. Policy surrenders
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. SPDAs, which represent 62 percent of surrenderable business, have surrender charges that decline from six percent in the first policy year to zero percent in the seventh and later policy years. Newer products that have been issued during 1994 and 1995 have surrender charges that decline from nine percent in the first policy year to zero percent in the tenth and later policy years. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $108 million and $461 million for the quarter and nine months ended September 30, 1995, respectively. This compares with $170 million and $388 million for the same periods in 1994.

Management has implemented a policy conservation program that provides policyholders with a competitive renewal option within F&G Life once their surrender charge period has expired for this block. Due to the fluctuating interest rate environment, this option was suspended on January 1, 1995, and subsequently reinstituted as of July 1, 1995. As of September 30, 1995, based on surrender experience beginning in 1993, policyholders representing approximately 18 percent of the expiring block had elected this option. An additional 27 percent of the expiring block was retained under the terms of the original contract, free of surrender charges and at interest rates which are adjusted annually.

The total account value of F&G Life's deferred annuities is $2.1 billion, 22 percent of which is surrenderable at current account value (i.e., without surrender charges). The surrender charge period on $1.0 billion of the large block of SPDAs expires through the end of 1996, of which $288 million expires during the remainder of 1995. The experience thus far for $1.1 billion of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the third quarter of 1995 indicates that, on average, 55 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates trend upward. While this will put pressure on F&G Life's ability to increase assets, given the relatively high interest rates credited when these annuities were issued, overall profit margins would continue to improve as policyholders surrender or rollover to new products with lower rates. Management believes that F&G Life, with a liquid assets to surrender value ratio of 136 percent at September 30, 1995, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.


4.  Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and net results from noninsurance operations were as follows:

                                       Three Months Ended    Nine Months Ended
                                           September 30        September 30
(in millions)                          1995          1994    1995         1994
Parent Company Expenses:
  Interest expense                    $ (11)        $  (9)  $ (32)       $ (24)
  Unallocated expense, net              (11)          (17)    (35)         (37)
Noninsurance Operations                   1             4       4            1
Loss from  operations before
  realized gains,  facilities exit
  costs, and income taxes             $ (21)        $ (22)  $ (63)       $ (60)

The results for parent and noninsurance operations for the nine months ended September 30, 1995 show an increase in loss from operations of $3 million when compared to the nine months ended September 30, 1994. This increase is primarily due to an $8 million increase in interest expense as a result of the higher short-term interest rate environment and the refinancing of corporate debt in 1994 and 1995 from floating rates to fixed rates. This increase is offset by a $2 million decrease in unallocated expenses as well as an improvement in the results of noninsurance operations of $3 million.
Unallocated expenses for the third quarter of 1995 decreased due to a $9 million loss incurred on long-term subleases recognized in the corresponding quarter of 1994.

5.  Investments
At September 30, 1995, USF&G's investment mix is comparable with year-end 1994. Long-term fixed maturities comprise 84 percent and 83 percent of total investments at September 30, 1995 and December 31, 1994, respectively.
The table below shows the distribution of USF&G's investment portfolio.

(dollars in millions)            At September 30, 1995     At December 31, 1994
Total investments                        $10,921                  $10,561
Fixed maturities:
  Held to maturity                            42%                      44%
  Available for sale                          42                       39
    Total fixed maturities                    84                       83
Common and preferred stocks                    1                        1
Short-term investments                         4                        4
Mortgage loans and real estate                 7                        9
Other invested assets                          4                        3
  Total                                      100%                     100%


5.1. Net investment income
The following table shows the components of net investment income.


                                      Three Months Ended      Nine Months Ended
                                        September 30             September 30
(dollars in millions)                 1995          1994      1995         1994
Net investment income from:
  Fixed maturities                    $165          $168      $497         $508
  Equity securities                      1             6         3            7
  Short-term investments                 5             3        16           10
  Real estate and mortgage loans        11            10        35           44
  Other, less expenses                  (3)            -        (5)          (5)
    Total                             $179          $187      $546         $564
Average yields (annualized):           6.9%          6.9%      6.8%         6.9%


Investment income from fixed maturities has decreased due to an asset base which declined throughout 1994 in order to meet SPDA surrenders and other cash flow needs. Average annualized yields on fixed maturities were 7.4 percent and
7.3 percent for the nine months ended September 30, 1995 and 1994, respectively. Interest on short-term investments has increased due to higher short-term yields. Investment income from equity securities has decreased due to deferred dividend income on preferred stock that was recorded in the third quarter of
1994.   Other income less expenses declined for the third quarter due to a $4 million increase in interest credited to funds withheld on assumed reinsurance contracts. Other income less expenses for the nine months ended September 30, 1995 and 1994 includes $21 million and $11 million, respectively, of income relating to USF&G's share of earnings from an equity interest in Renaissance Re. Included in investment income on real estate and mortgage loans for the first nine months of 1994 is $8 million related to timberland investments in F&G Life which were sold in 1994.

5.2. Realized gains (losses)
The components of net realized gains (losses) include the following:


                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
(in millions)                         1995          1994       1995        1994
Net gains (losses) from sales:
  Fixed maturities                    $  3          $  -       $  3        $  3
  Equity securities                      -             -          2           -
  Real estate and other                  2             1         14          13
    Total net gains                      5             1         19          16
Impairments:
  Fixed maturities                      (2)            -         (2)         (1)
  Real estate and other                  -            (1)       (10)         (9)
    Total  impairments                  (2)           (1)       (12)        (10)
  Net realized gains                  $  3          $  -       $  7        $  6


Real estate and other realized gains of $14 million for the first nine months of 1995 primarily relate to USF&G's equity in the realized gains of certain limited partnership investments. Realized gains on real estate and other investments for the first nine months of 1994 resulted from F&G Life's sale of timberland investments and USF&G's portion of realized gains from investments in limited partnerships. Provisions for impairment relate to certain investments, declines in the fair value of which are judged to be other than temporary.

5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:

                                                   Nine Months Ended
                                                        September 30
(dollars in millions)                                       1995
Fixed maturities available for sale                       $  261
Deferred policy acquisition costs adjustment                 (54)
Equity securities                                              3
  Total                                                   $  210

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains (losses) reported as a component of
shareholders' equity.   An average interest rate decrease of 171 basis points on
two to 30 year maturities during the first nine months of 1995 reduced the prior year's unrealized loss on fixed maturities available for sale from $184 million to an unrealized gain of $77 million at September 30, 1995. This was partially offset by a related change in F&G Life's DPAC adjustment from the prior year's unrealized gain of $33 million to an unrealized loss of $21 million at September
30, 1995.   This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization.

5.4. Fixed maturity investments
The tables below detail the composition of the fixed maturity portfolio.

(dollars in millions)             At September 30, 1995    At December 31, 1994
Corporate investment-grade bonds   $5,181        57%        $5,031       56%
Mortgage-backed securities          1,964        22          1,921       22
Asset-backed securities             1,023        11            942       11
U.S. Government bonds                 309         3            286        3
High-yield bonds*                     605         7            616        7
Tax-exempt bonds                       46         -            121        1
Other                                   -         -              7        -
  Total fixed maturities
   at amortized cost                9,128       100%         8,924      100%

Total market value of fixed
 maturities                         9,234                    8,365
Net unrealized gains (losses)      $  106                   $ (559)
Percent market-to-amortized cost                101%                     94%

*See Glossary of Terms



                          At September 30, 1995         At December 31, 1994
                                               Net                          Net
                      Amortized  Market Unrealized  Amortized Market Unrealized
(in millions)              Cost   Value       Gain       Cost  Value     (Loss)
Fixed maturities:
  Held to maturity       $4,547  $4,576       $ 29     $4,659 $4,284     $(375)
  Available for sale      4,581   4,658         77      4,265  4,081      (184)
    Total                $9,128  $9,234       $106     $8,924 $8,365     $(559)

Decreasing interest rates, which resulted in rising bond prices, were responsible for the seven percentage point increase in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1994.

Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 and 92 percent of the portfolio at September 30, 1995 and December 31, 1994, respectively. The following table shows the credit quality of the long-term fixed maturity portfolio as of September 30, 1995.

                                                                      Percent
                                                                   Market-to-
                            Amortized                    Market     Amortized
(dollars in millions)            Cost       Percent       Value          Cost
U.S. Government and
  U.S. Government Agencies     $2,163            24%     $2,196           102%
AAA                             1,454            16       1,473           101
AA                              1,377            15       1,384           100
A                               2,511            28       2,546           101
BBB                             1,018            10       1,046           103
Below BBB                         605             7         589            97
  Total                        $9,128           100%     $9,234           101%

USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at September 30, 1995 and December 31, 1994. Of the total high-yield bond portfolio, 70 percent is held by the life insurance segment, representing 10 percent of F&G Life's total investments.

The table below illustrates the credit quality of USF&G's high-yield bond portfolio as of September 30, 1995.


                                                                       Percent
                                                                    Market-to-
                           Amortized                     Market      Amortized
(dollars in millions)           Cost       Percent        Value           Cost
BB                              $348            58%        $337             97%
B                                252            42          247             98
CCC and lower                      5             -            5            100
  Total                         $605           100%        $589             97%


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

At September 30, 1995, USF&G's five largest investments in high-yield bonds totaled $100 million in amortized cost and had a market value of $84 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and 0.3 percent of the total fixed maturity portfolio.

5.5. Real estate
The table below shows the components of USF&G's real estate portfolio.


(in millions)              At September 30, 1995        At December 31, 1994
Mortgage loans                     $ 160                        $  349
Equity real estate                   749                           760
Reserves                             (95)                          (98)
  Total                            $ 814                        $1,011


The decrease in real estate from the prior year is primarily due to first quarter 1995 sales of two properties.

Approximately $140 million of the decrease in mortgage loans from the prior year is due to the securitization of certain fixed-rate, multi-family mortgages into commercial mortgage-backed securities backed by the FNMA. These mortgage-backed securities were classified on the balance sheet as fixed maturities available for sale at September 30, 1995, and were sold in October, 1995. Also contributing to the decrease from the prior year is the prepayment of a loan, and the foreclosure of a loan, which is now included in equity real estate.

USF&G's real estate investment strategy emphasizes diversification by geographic region and property type. The diversification of USF&G's mortgage loan and real estate portfolio at September 30, 1995, is as follows:

Geographic Region        Type of Property        Development Stage
Pacific/Mountain  37%    Office      40%         Operating property   69%
Midwest           24     Land        31          Land packaging       19
Mid-Atlantic      16     Apartments  15          Land development     12
Southeast         11     Industrial   6
Southwest          6     Retail/other 5
Northeast          6     Hotel        3


Real estate investments are generally appraised at least once every three years. Appraisals are obtained more frequently under certain circumstances such as significant changes in property performance or market conditions. All of these appraisals are performed by professionally certified appraisers.

At September 30, 1995, USF&G's five largest real estate investments had a book value of $325 million. The largest single investment was a land development project located in San Diego, California with a book value of $94 million, or ten percent of the total real estate portfolio.

Mortgage loans and real estate investments not performing in accordance with contractual terms, or performing significantly below expectation, are categorized as nonperforming. The level of nonperforming real estate investments at September 30, 1995 is consistent with December 31, 1994.

The book value of the components of nonperforming real estate are as follows:

(dollars in millions)               At September 30, 1995  At December 31, 1994

Real estate acquired through
 foreclosure or deed-in-lieu of
 foreclosure*                              $116                    $117
Land investments*                            56                      56
Nonperforming equity investments*            33                      35
  Total nonperforming real estate          $205                    $208
Real estate valuation allowance            $(95)                   $(98)
Reserves/nonperforming real estate           46%                     47%

*See Glossary of Terms

Valuation allowances are established for impairments of mortgage loans and real estate equity values based on periodic evaluations of the operating performance of the properties and their exposure to declines in value. The allowance totaled $95 million, or 12 percent of the net real estate portfolio at September 30, 1995, and $98 million, or ten percent of the net real estate portfolio at December 31, 1994. In light of USF&G's current plans with respect to the portfolio, management believes the allowance at September 30, 1995 continues to adequately reflect the current condition of the portfolio. Should deterioration occur in the general real estate market or with respect to individual properties in the future, or plans with respect to individual properties change, additional reserves may be required. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6.  Financial Condition
6.1. Assets
USF&G's assets totaled $14.6 billion at September 30, 1995, compared with $14.0 billion at December 31, 1994. The increase is primarily due to a $261 million increase in the market value of fixed maturity investments available for sale.

In addition, reinsurance receivables and other liabilities increased $203 million due to the reclassification of certain related receivables and payables.

6.2. Debt
USF&G's corporate debt totaled $603 million at September 30, 1995, compared with $586 million at December 31, 1994. The increase in debt resulted primarily from $14 million of foreign currency translation adjustments from non-U.S. dollar denominated debt. As a result of entering into currency forward agreements, there was no effect on net income from translation of non-U.S. dollar denominated debt. USF&G's real estate and other debt totaled $20 million at September 30, 1995 and $42 million at December 31, 1994. The decrease of $22 million since year-end relates to Victoria's line of credit which was repaid in full during the second quarter of 1995 and the defeasance of $10 million of real estate bonds during the third quarter of 1995.

During October 1995, USF&G purchased approximately $4.8 million of its outstanding 7% Senior Notes. In addition, during November 1995, USF&G purchased approximately $11 million of the 5 1/2% Swiss Franc Bonds. Both purchases were accomplished through the use of excess corporate cash.

6.3. Shareholders' equity
USF&G's shareholders' equity totaled $1.8 billion at September 30, 1995, compared with $1.4 billion at December 31, 1994. The increase is primarily the result of an approximately $261 million increase in unrealized gains on fixed maturity investments available for sale less a $54 million change in the related life insurance segment deferred policy acquisition costs adjustment. In addition, shareholders' equity increased due to net income of $144 million less $41 million in common and preferred stock dividends for the nine months ended September 30, 1995.

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

During August 1995, 189,800 shares of USF&G's Series B Cumulative Convertible Preferred Stock ("Series B Stock") were converted into 1.6 million shares of common stock, and on October 11, 1995, USF&G called for redemption 75 percent, or 832,650 shares of its remaining outstanding Series B Stock. As a result, on November 9, the shares of Series B Stock called were converted into 6.9 million shares of USF&G's common stock. The balance of the shares of Series B Stock are not subject to redemption prior to June 1996.

7. Liquidity
7.1. Cash flow from operations
USF&G had cash flow from operations of $159 million and $315 million for the quarter and nine month periods ended September 30, 1995, compared with cash flow from operations of $43 million and $40 million for the same periods in 1994. Cash flow improved over the nine months ended September 30, 1995 primarily due to a $78 million improvement in net reinsurance activity which relates to an increase in assumed reinsurance written premium of $77 million over the prior year. In addition, the increase is due to favorable experience in losses, loss expenses, and policy benefits paid over the quarter and nine months ended September 30, 1995.

7.2. Credit facilities
At September 30, 1995, USF&G maintained a $250 million committed credit facility with a group of foreign and domestic banks. This represents a reduction of the credit facility from $400 million at December 31, 1994. Management elected to reduce the size of the facility due to the reduction in borrowings against it and USF&G's expanded access to capital markets. Borrowings outstanding under the credit facility, which totaled $215 million at December 31, 1994, were repaid in full during the second quarter of 1995. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at September 30, 1995 and December 31, 1994.

In addition, at September 30, 1995, USF&G maintained a $100 million foreign currency credit facility and a $50 million letter of credit facility. At September 30, 1995, there were no borrowings on the foreign currency credit facility; the balance outstanding on the letter of credit facility was $8 million.

7.3. Marketable securities
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $9.2 billion at September 30, 1995, which represents 101 percent of its amortized cost. At September 30, 1995, equity securities, which are reported at market value in the balance sheet, totaled $64 million. Short-term investments totaled $399 million.

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

Effective June 1, 1995 and with the consent of the Maryland Insurance Commissioner, USF&G Company, the principal property/casualty subsidiary of USF&G, declared an extraordinary dividend payable to USF&G Corporation consisting of all of the issued and outstanding capital stock of F&G Life.
Prior to the payment of such dividend, F&G Life was a wholly-owned subsidiary of USF&G Company. As a result of such dividend payment, F&G Life is now a direct, wholly-owned subsidiary of USF&G Corporation. In addition, because any dividends paid during the immediately preceding twelve month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which USF&G Company would propose to pay in the twelve month period beginning June 1, 1995 would be deemed extraordinary dividends and subject to the thirty-day notice period described above. During 1995, approximately $33 million in dividends are available for payment to USF&G Corporation from F&G Life without providing the notice required for extraordinary dividends. As of September 30, 1995 dividends of approximately $25 million have been paid to USF&G Corporation by F&G Life. The application of the thirty-day notice requirement to any dividends of USF&G Company is not expected to materially affect the liquidity of USF&G Corporation. In addition to the extraordinary dividend paid on June 1, dividends of approximately $83 million have been paid as of September 30, 1995 to USF&G Corporation by USF&G Company.

8.  Regulation
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as personal lines and workers' compensation, and other matters. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. Proposals to adopt a federal regulatory framework have also been discussed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations. Additional information regarding legal and regulatory contingencies may be found in Note 9, "Legal Contingencies," to the condensed consolidated financial statements, as well as in USF&G's Annual Report to Shareholders (Restated) for the year ended December 31, 1994.


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

(b) Reports on Form 8-K.
On October 12, 1995, the Registrant filed a Form 8-K, reporting under Item 5, Other Events, a press release announcing call of shares of Series B Cumulative Convertible Preferred Stock.

                              USF&G Corporation
             Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                               Nine Months Ended September 30
(dollars in millions except per share data)         1995               1994*
Net Income Available to Common Stock
  Primary:
    Net income                                     $ 144              $ 173
    Less preferred stock dividend requirements       (23)               (36)
      Net income available to common stock         $ 121              $ 137
  Fully Diluted:
    Net income                                     $ 144              $ 173
    Less preferred stock dividend requirements       (12)               (12)
    Add interest expense on convertible notes          5                  3
      Net income available to common stock         $ 137              $ 164
Weighted Average Shares Outstanding
  Primary Common Shares                      109,769,809         94,077,236
  Fully Diluted:
    Common shares                            109,769,809         94,077,236
    Assumed conversion of preferred stock     11,557,477         22,492,438
    Assumed exercise of stock options          2,107,729          1,038,797
    Assumed conversion of zero coupon
     convertible subordinated notes            7,227,255          5,621,198
      Total                                  130,662,270        123,229,669
Earnings Per Common Share
  Primary (A)                                     $ 1.10             $ 1.45
  Fully Diluted (B)                               $ 1.04             $ 1.33


*1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Shares issuable under stock options (1,122,655 shares in 1995 and 1,038,797 in 1994) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect is not material.

(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. The calculations assume the conversion of preferred stock series B and C and the zero coupon convertible subordinated notes, as well as shares issuable under stock options.

                             USF&G Corporation
      Exhibit 12 - Computation of Ratio Consolidated Earnings to Fixed Charges
                   and Preferred Stock Dividends

                                                  Nine Months Ended September 30
(dollars in millions)                                 1995                1994*
Fixed Charges
  Interest expense                                   $  34                $ 27
  Portion of rents representative of interest           15                  20
    Total fixed charges                                 49                  47
  Preferred stock dividend requirements (A)             23                  36
Combined Fixed Charges and Preferred Stock Dividends $  72                $ 83

Consolidated Earnings Available for Fixed Charges and
 Preferred Stock Dividends
 Income from operations before income taxes          $ 145                $102
 Adjustment:
   Fixed charges                                        49                  47
 Consolidated earnings available for fixed charges and
  preferred stock dividends                          $ 194                $149

Ratio of Consolidated Earnings to Fixed Charges        3.9                 3.2
Ratio of Consolidated Earnings to Combined Fixed
 Charges and Preferred Stock Dividends                 2.7                 1.8



* 1994 amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is required due to the application of the pooling-of-interests method of accounting.

(A) Preferred stock dividends of $23 million in 1995 and $36 million in 1994 divided by 100% less the effective income tax rate of 0.6% in 1995 and 0% in 1994.

                                 USF&G Corporation
        Exhibit 15 - Letter Regarding Unaudited Interim Financial Information


USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859 and 33-63333 on Form S-3
and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095, 33-38113, 33-43132,
33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671 and 33-59535 on Form
S-8 of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended September 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                ERNST & YOUNG LLP







Baltimore, Maryland
November 14, 1995


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









Dated at Baltimore, Maryland
November 14, 1995