Form 10-K
period 1995-12-31
USF&G CORP
filed 1996-03-29
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1995                                                         1-8233

                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)

                   100 Light Street, Baltimore, Maryland 21202
               (Address of principal executive offices) (zip code)

                             Telephone: 410-547-3000

------------------------------------------------------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
   $4.10 Series A Convertible Exchangeable Preferred Stock,                       Registered-New York Stock Exchange
   Par Value $50                                                                  Registered-Pacific Stock Exchange
   Preferred Share Purchase Rights                                                Registered-New York Stock Exchange
                                                                                  Registered-Pacific Stock Exchange
   Common Stock, Par Value $2.50                                                  Registered-New York Stock Exchange
                                                                                  Registered-Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

------------------------------------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1996, was $1,854,776,795.

Voting stock held by any persons who may be deemed to be affiliates under Rule 405 would be immaterial.

The number of shares outstanding of the issuer's common stock as of March 27, 1996:

   Common Stock, Par Value $2.50; 119,663,019 shares outstanding.

Documents Incorporated by Reference:
   Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II.

   Portions of the definitive proxy statement for the Annual Meeting of shareholders scheduled for May 15, 1996, are incorporated by reference into
   Part III.


                        Exhibit Index begins on page 15.

USF&G CORPORATION                       Index

Part I
Item 1.   Description of Business
     1.1. General                                                            1
     1.2. Business Segments                                                  1
     1.3. Distribution Systems                                               4
     1.4. Competition                                                        4
     1.5. Investments                                                        5
     1.6. Property/Casualty Loss Reserves                                    5
     1.7. Life Benefit Reserves                                              9
     1.8. Geographical Distribution                                         10
     1.9. Executive Officers of the Registrant                              11
Item 2.   Business Properties                                               12
Item 3.   Legal Proceedings                                                 12
Item 4.   Submission of Matters to a Vote of Security Holders               12

Part II
Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters                                       13
Item 6.   Selected Financial Data                                           13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               13
Item 8.   Financial Statements and Supplementary Data                       13
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               13

Part III
Item 10.  Directors and Executive Officers of the Registrant                14
Item 11.  Executive Compensation                                            14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                    14
Item 13.  Certain Relationships and Related Transactions                    14

Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                       15

USF&G CORPORATION                       Part I

In connection with, and because it desires to take advantage of, the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USF&G Corporation (the "Corporation") cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K and in any other statements made by, or on the behalf of, the Corporation, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect", "anticipate", "hope", "believe" or words of similar import generally involve forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Corporation's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, industry consolidation and regulatory developments, and others of which may relate to the Corporation specifically, such as risks with implementing business realignment strategies and related agency plant or field organization implications, adequacy of reserves, exposure to catastrophe losses, technological risks inherent in developing its new technological infrastructure, adequacy of underwriting disciplines, credit and other risks associated with the Corporation's investment portfolio, and other factors. The Corporation disclaims any obligation to update forward-looking information.

Item 1. Description of Business
1.1. General
--------------------------------------------------------------------------------
USF&G Corporation is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in this Form 10-K refers to the Corporation and all of its subsidiaries. As of December 31, 1995, the Corporation had approximately 6,200 employees.

The Corporation, through its subsidiaries, is primarily engaged in the business of insurance. Property/casualty insurance is its primary business. USF&G Company, the Corporation's largest subsidiary, is the 25th largest property/casualty insurer among over 2,400 insurers in the United States based on 1994 statutory net premiums written. Life insurance and annuity products are sold by Fidelity and Guaranty Life Insurance Company ("F&G Life"). F&G Life is 176th among over 1,300 life/health insurers in the United States based on 1994 statutory net premiums written. Noninsurance operations are composed of the parent company, asset management and management consulting services.

1.2. Business segments
--------------------------------------------------------------------------------
Financial information about the Corporation's business segments is set forth in
Note 14 to the Consolidated Financial Statements in the Corporation's 1995 Annual Report to Shareholders and incorporated herein by reference. A description of the Corporation's principal business segments begins with the Property/Casualty Insurance Segment on page 2, and continues with the Life Insurance Segment and Parent and Noninsurance Operations on page 3 of this Form 10-K.

1.2a. Property/Casualty insurance segment
USF&G Company's property/casualty business is grouped into five business categories: Commercial Lines Middle Market ("Middle Market"), the Family and Business Insurance Group ("FBIG"), surety, alternative risk transfer ("ART") and assumed reinsurance.

USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts (ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance).

Ceded reinsurance allows USF&G Company to obtain indemnification against losses associated with insurance contracts it has written by entering into a reinsurance contract with another insurance enterprise (the reinsurer). USF&G Company pays (cedes) an amount to the reinsurer who agrees to reimburse USF&G Company for a specified portion of any claims paid on business under the reinsured contracts. Reinsurance gives USF&G Company the ability to write certain individually large risks or groups of risks, and control its exposure to losses by ceding a portion of such large risks either on a proportional or excess basis. USF&G Company's ceding reinsurance agreements are generally structured on a treaty basis whereby all risks meeting a certain criteria are automatically reinsured. USF&G Company may also use supplemental facultative reinsurance based on an underwriter's evaluation of characteristics of a specific insured risk.

Excess of loss reinsurance is used to limit USF&G Company's exposure to large losses or catastrophic events. The following table summarizes USF&G Company's most significant treaty placements as of December 31, 1995.

                                          USF&G     Reinsurance
Treaty                                Retention          Limits
================================================================================
Property catastrophe (a)            $75 million    $140 million
Property per risk (b)                 3 million      97 million
Surety (c)                            5 million      25 million
--------------------------------------------------------------------------------

(a) Second event coverage purchased lowers retention to $50 million for second catastrophe.
(b) Retention for FBIG is lowered to $1 million effective September 1, 1995.
(c) The surety excess of loss treaty effective January 1, 1996, provides $45 million limits in excess of USF&G's $5 million retention.

Commercial Lines: Commercial lines products include property, auto, inland marine, workers' compensation, and general and umbrella liability coverage for businesses and governmental entities, and fidelity and financial institution bonds for banks, stockbrokers and credit unions. Commercial coverages provide protection related to property loss, liability claims and workers' compensation benefits to businesses and other institutions. Property loss and liability claims insurance protects against loss from damage to the insured's covered properties and protects against legal liability for injuries to other persons or damage to their property arising from the insured's business operations. Workers' compensation provides benefits to employees, as mandated by state laws, for employment-related accidents, injuries or illnesses. Fidelity bonds indemnify employers against the dishonesty or default of persons in their employ.

Personal Lines: Personal lines products include standard and nonstandard auto, homeowners, watercraft and personal excess insurance for individuals and families. Personal coverages for automobile and homeowners insurance include aspects of property loss and liability risks. Automobile policies cover liability to third parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision and various other perils. Homeowners policies protect against loss of dwellings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy.

Surety: The surety segment provides contract and non-contract surety bonds to construction companies, commercial businesses and individuals. Surety bonds guarantee the performance of a principal who undertakes contractual or statutory obligations, and indemnify third-party obligees for loss due to the principal's failure to perform.

Alternative Risk Transfer: Discover Re Managers, Inc., ("Discover Re") provides insurance, reinsurance and related services to the ART market, primarily in the municipalities, transportation, education and retail sectors. Through the ART market, a company can self-insure the predictable frequency portion of its own losses and purchase insurance for the less frequent, high severity losses that could have a major financial impact on the company.

Assumed Reinsurance: USF&G Company operates a separate reinsurance division which underwrites treaty reinsurance and is composed of various wholly-owned subsidiaries. The lead company in this group, F&G Re, Inc., a wholly-owned subsidiary of USF&G Company, acts as the reinsurance underwriting manager and solicits and services assumed reinsurance for USF&G Company. F&G Re, Inc., markets reinsurance products through domestic and international reinsurance brokers. USF&G's assumed reinsurance business is written in North America and in specific foreign countries (mainly in Western Europe and Japan). Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies.

Financial information and further descriptions of the businesses and products discussed above are set forth in Section 2, "Property/Casualty Insurance Operations", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1995 Annual Report to Shareholders incorporated herein by reference.

In 1995, with the goal of continuing the improvement in underwriting results, USF&G realigned its product segments. The change recognizes the distinctly different strategies of growth and profitability in middle market commercial insurance compared with personal and small business insurance. This realignment resulted in the formation of Middle Market and FBIG. As 1995 was the transition year for these new business groups, comparable financial data reflecting each group's results for 1995 and prior years is not available; therefore, the discussions follow the traditional product lines segmentation.

1.2b. Life insurance segment
F&G Life's principal products are structured settlement annuities, deferred annuities, including single premium deferred annuities ("SPDAs") and tax sheltered annuities ("TSAs"), single premium immediate annuities ("SPIAs") and life insurance products. Structured settlements are immediate annuities principally sold to the property/casualty company in settlement of insurance claims. SPDAs offer the owner the option of receiving a lump-sum distribution at a future date or a series of fixed payments over a specified period. TSAs are deferred annuities that provide retirement income to the owner. TSAs are sold primarily to teachers. SPIAs provide for payments that begin within one year after the sale and continue over a fixed period or an individual's lifetime.

Universal life products represent all the permanent life insurance sales. Universal life insurance provides a death benefit for the life of the insured and accumulates cash values to which interest is credited. The interest rates are applied to premiums for one year from receipt. New rates are declared quarterly on recurring premium policies and semi-monthly on single premium policies. Universal life cash values are charged for the cost of life insurance coverage and for administrative expenses. Term life insurance provides a fixed death benefit if the insured dies during the contractual period.

Financial information and further descriptions of business and products discussed above is set forth in Section 3, "Life Insurance Operations" of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1995 Annual Report to Shareholders incorporated herein by reference.

1.2c. Parent and noninsurance operations
The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations include management consulting services and asset management services. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facilities. Further information about the plan and its progress is set forth in Note 1.2, "Facilities exit costs/sublease income", to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

In March 1996, the company sold Kepner-Tregoe, Inc., its management consulting subsidiary, to a holding company formed by Kepner-Tregoe, Inc.'s management. Net income (loss) of the subsidiary for the years ended December 31, 1995, 1994, and 1993 was $2 million, $1 million, and $(4) million, respectively. Revenue of the subsidiary was $39 million for the year ended December 31, 1995 and $32 million for the years ended December 31, 1994 and 1993.

Further financial information about parent and noninsurance operations is set forth in Section 4, "Parent and Noninsurance Operations", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.

1.3. Distribution systems
--------------------------------------------------------------------------------
Property/casualty Insurance: USF&G Company's products have been sold primarily by independent agents since its founding in 1896. Independent agents generally represent multiple insurance companies. USF&G Company's products are sold through approximately 3,700 independent agencies in the United States on a commission basis.

As of December 31, 1995, USF&G Company maintained 30 branch offices to service its independent agents and policyholders. The branch offices are located throughout the United States. These offices support the administration of underwriting standards, the delivery of policies, and the supervision of USF&G Company's claim offices. In 1995, USF&G eliminated its former regional structure and implemented a new regional structure. The new regional structure gives the branch offices more autonomy by moving increased levels of underwriting authority to the branches, and dedicates specialized resources to the Middle Market and FBIG product segments, which should allow the agency plant to place business with USF&G in an easier and more efficient manner. In 1996, USF&G will open three "Centers for Agency Services" dedicated to underwriting and policy processing for FBIG. The Corporation will also open a centralized claims reception center which will provide 24-hour claim reporting service to customers and agents throughout the United States.

Life Insurance: SPDAs are sold primarily through independent agents and insurance brokers. TSAs are sold through a national wholesaler. Structured settlements are annuities sold predominantly to the property/casualty company in settlement of certain of its insurance claims.

1.4. Competition
--------------------------------------------------------------------------------
Property/Casualty Insurance: The property/casualty insurance industry is highly competitive with about 2,400 companies nationwide. These insurers are not only stock companies, but also mutual companies and other underwriting organizations. USF&G Company ranked 25th in the industry based on 1994 statutory net premiums written, and 23rd based on 1994 statutory policyholders' surplus. USF&G Company competes with other property/casualty insurance companies whose products are distributed through national, regional and local independent agencies, direct sales and brokers. Consumers may also use self-insurance, which includes captive insurance subsidiaries. Pricing is a primary means of competition in the property/casualty industry. The industry is currently in a period of significant price competition, which adversely affects USF&G Company's profitability. Availability and quality of products, quality and speed of service (including claims service), financial strength, distribution systems and technical expertise are also important elements of competition. In personal and other lines offered by USF&G Company, significant price competition is experienced from direct-writing companies that do not use independent agents and generally have lower policy acquisition costs.

Life Insurance: The Corporation's life insurance subsidiaries operate in a competitive environment, with approximately 1,300 companies in the industry including stock and mutual companies. F&G Life ranked 89th in the United States based on 1994 statutory assets, and 106th based on 1994 statutory capital and surplus.

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

Premium Rates: Most states have laws requiring that rate schedules and other information be filed with a regulatory authority for substantially all property, casualty, and surety lines. Some states permit insurers to use rates without prior regulatory approval whereas other states prohibit implementation of new rates without such approval. The regulatory authority may disapprove a filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates are not necessarily uniform for all insurers.

In states that require prior approval of rates, regulators usually require the submission of historical data to justify rate increases and, accordingly, there is often a time lag between identifying the need for rate increases and securing such increases. The effect of this lag is particularly severe in times of rising claims and inflation. Rates for life insurance are generally not regulated.

1.5. Investments
--------------------------------------------------------------------------------
Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed in
Section 5, "Investments", of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Investments", to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which sections are incorporated herein by reference.

1.6. Property/casualty loss reserves
--------------------------------------------------------------------------------
1.6a. General
The reserve liabilities for property/casualty losses and loss expenses represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjusters' individual case estimates and actuarially based statistical projections.

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

Loss Expense: USF&G Company's estimates of unpaid loss expenses are based on analyses of the long-term relationship of projected ultimate loss expense to projected ultimate losses for each line of business. By using incurred losses as a base, inflation assumptions applicable to loss reserves are applied equally to allocated expense reserves.

Unallocated Loss Expense: Unallocated loss expense reserves are based on historical relationships of paid unallocated expenses to paid losses. As with allocated loss expenses, the inflation assumptions applicable to loss reserves are presumed to apply equally to unallocated expense reserves.

The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, the legal system and internal claims settlement practices, among other variables. In many cases, significant periods of time may lapse between the occurrence of an insured event, the reporting of a claim to USF&G Company and USF&G Company's final settlement of the claim. More than 48 percent of USF&G Company's loss and loss expense reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid loss and loss expenses as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and loss expenses will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

1.6b. Discounted loss reserves
The reserve for permanent-total disability benefits and long-term medical care benefits under workers' compensation insurance is discounted at rates of interest generally ranging up to 4 percent. The carrying amount of such workers' compensation reserves, net of reinsurance and net of discount, was $1.5 billion, $1.6 billion and $1.8 billion at December 31, 1995, 1994, and 1993, respectively. The discount is amortized over the expected life times of claimants. Discounted reserves come from three primary sources: reserves assumed from the Workers' Compensation Reinsurance Bureau ("WCRB"), reserves assumed from residual market pools and reserves for USF&G Company's net retained business.



The following table reconciles the change in loss reserve discounts for the years presented:

(in millions)                           1995     1994    1993
================================================================================
Discount, January 1                     $441     $508    $680
Additional discount (reduction) accrued  (21)     (32)   (138)
Discount amortized                       (26)     (35)    (34)
--------------------------------------------------------------------------------
Discount, December 31                   $394     $441    $508
--------------------------------------------------------------------------------

The negative discount accrual of $21 million in 1995 results from a reduction in the estimate of ultimate incurred losses and from an acceleration in the payment pattern. A number of claim initiatives, including managed medical care and structured settlements for workers' compensation medical claims, are having a favorable impact on estimates of ultimate incurred losses. The source of the negative discount accrual of $32 million in 1994 results from an acceleration in the payment pattern of workers' compensation claims attributable primarily to structured settlements. The source of the negative discount accrual of $138 million in 1993 results from a WCRB commutation and the concurrent reduction in discount rates.

1.6c. Roll-forward of liability for loss and loss expenses
The following table reconciles the changes in loss and loss expense reserves for the years presented:

(in millions)                           1995     1994    1993
================================================================================
Total reserve at beginning of
  year, gross                         $6,158   $6,370  $5,564
Less reinsurance recoverables          1,016    1,054     N/A
--------------------------------------------------------------------------------
Net balance at January 1               5,142    5,316   5,564
--------------------------------------------------------------------------------
Incurred Related To:
  Current year                         1,856    1,752   1,744
  Prior years                            (54)      (8)     61
--------------------------------------------------------------------------------
     Total incurred                    1,802    1,744   1,805
--------------------------------------------------------------------------------
Paid Related To:
  Current year                           635      634     582
  Prior years                          1,196    1,284   1,471
--------------------------------------------------------------------------------
     Total paid                        1,831    1,918   2,053
--------------------------------------------------------------------------------
  Net balance at December 31           5,113    5,142   5,316
  Plus reinsurance recoverables          984    1,016   1,054
--------------------------------------------------------------------------------
  Total reserve at end of year, gross $6,097   $6,158  $6,370
--------------------------------------------------------------------------------

1.6d. Analysis of loss and loss expense reserve development
Tables on the following page show property/casualty loss reserves including
(net) and excluding (gross) the effects of ceded reinsurance as recorded in the indicated years, subsequent payments made with respect to such reserves, and re-estimates of such reserves. Each table has been restated to include Victoria Financial, Inc., and Discover Re. These companies are small relative to the Corporation as it existed at December 1994, and had little impact on reserve development.

The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of each table shows the cumulative amount subsequently paid in succeeding years. The lower portion of each table shows re-estimations of the original recorded reserve as of the end of each successive year. Such re-estimations result from development of additional facts and circumstances pertaining to unsettled claims. The bottom line shows the dollar amount of the cumulative change through 1995 that is attributable to the original recorded reserve for each prior year. Such change has been reflected in income of subsequent years.

The Analysis of Gross Loss and Gross Loss Expense Reserve Development was added in 1994, and provides data gross of ceded reinsurance for the carried reserve at year-ends 1995, 1994 and 1993 and the development of both the 1994 and 1993 year-end reserves.

Conditions and trends that have affected reserve development in the past have changed and may not necessarily occur in the future. Therefore, care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

                                            Analysis of Net Loss and Net Loss Expense Reserve Development*
                                                                           At December 31
(in millions)                  1985    1986     1987     1988     1989     1990     1991    1992     1993    1994     1995
====================================================================================================================================
Liability for unpaid losses
  and loss expenses          $3,510  $4,090   $4,744   $5,208   $5,467   $5,637   $5,716  $5,564   $5,316  $5,142   $5,113
Cumulative paid as of:
  One year later              1,251   1,348    1,374    1,539    1,723    1,655    1,575   1,471    1,284   1,196
  Two years later             2,040   2,164    2,258    2,614    2,795    2,746    2,534   2,394    2,091      --
  Three years later           2,557   2,778    3,033    3,350    3,593    3,418    3,225   3,018       --      --
  Four years later            2,971   3,313    3,550    3,939    4,055    3,929    3,692      --       --      --
  Five years later            3,362   3,640    3,992    4,265    4,435    4,293       --      --       --      --
  Six years later             3,595   3,864    4,240    4,542    4,714       --       --      --       --      --
  Seven years later           3,759   4,056    4,456    4,773       --       --       --      --       --      --
  Eight years later           3,918   4,234    4,648       --       --       --       --      --       --      --
  Nine years later            4,068   4,401       --       --       --       --       --      --       --      --
  Ten years later             4,211      --       --       --       --       --       --      --       --      --
Liability re-estimated:
  One year later              3,696   4,210    4,884    5,236    5,679    5,767    5,793   5,625    5,308   5,088
  Two years later             3,914   4,444    4,943    5,485    5,800    5,907    5,923   5,645    5,264      --
  Three years later           4,168   4,586    5,109    5,566    5,960    6,151    5,975   5,620       --      --
  Four years later            4,341   4,722    5,287    5,761    6,246    6,216    5,959      --       --      --
  Five years later            4,457   4,917    5,442    6,029    6,331    6,209       --      --       --      --
  Six years later             4,631   5,049    5,700    6,125    6,319       --       --      --       --      --
  Seven years later           4,743   5,279    5,789    6,124       --       --       --      --       --      --
  Eight years later           4,954   5,365    5,790       --       --       --       --      --       --      --
  Nine years later            5,032   5,385       --       --       --       --       --      --       --      --
  Ten years later             5,058      --       --       --       --       --       --      --       --      --
Cumulative (deficiency)
  excess                     (1,548) (1,295)  (1,046)    (916)    (852)    (572)    (243)    (56)      52      54
------------------------------------------------------------------------------------------------------------------------------------

                                             Analysis of Gross Loss and Gross Loss Expense Reserve Development*
                                                                           At December 31
(in millions)                  1985    1986     1987     1988     1989     1990     1991    1992     1993    1994     1995
====================================================================================================================================
Liability for unpaid losses and
  loss expenses                 $--     $--      $--      $--      $--      $--      $--     $--   $6,370  $6,158   $6,097
Cumulative paid as of:
  One year later                 --      --       --       --       --       --       --      --    1,571   1,431
  Two years later                --      --       --       --       --       --       --      --    2,547      --
Liability re-estimated:
  One year later                 --      --       --       --       --       --       --      --    6,354   6,103
  Two years later                --      --       --       --       --       --       --      --    6,328      --
Cumulative (deficiency)
  excess                         --      --       --       --       --       --      --       --       42      55
------------------------------------------------------------------------------------------------------------------------------------

*Certain reserves are recorded on a discounted basis to reflect the value of timing differences between the recording of reserves and subsequent payment. The amortization of that discount is included in the reserve deficiencies shown above.

Loss and loss expenses recorded in the current period financial statements are affected by changes in estimates of insured events occurring in prior periods. Losses incurred in 1995 but related to prior years were a reduction of $54 million primarily as a result of favorable development on prior years' experience in the assumed reinsurance business.

There was little change in the estimates of ceded reinsurance on prior years. The reserve development on prior years' gross reserve of $55 million is approximately equal to the reserve development net of ceded reinsurance.

          Effect of Reserve Re-estimations on Calendar Year Operations
                         (Increase) Decrease in Reserves

                                                                                                                  Total by
                                                                                                                  Accident
(in millions)                 1986     1987     1988    1989     1990     1991     1992     1993    1994     1995     Year
====================================================================================================================================
Accident Years:
  1985 & Prior               $(186)   $(218)   $(254)  $(173)   $(116)   $(174)   $(112)   $(211)   $(78)    $(26) $(1,548)
  1986                          --       98       20      31      (20)     (21)     (20)     (19)     (8)       6       67
  1987                          --       --       94      83      (30)      17      (23)     (28)     (3)      19      129
  1988                          --       --       --      31      (83)      97      (40)     (10)     (7)       2      (10)
  1989                          --       --       --      --       37      (40)      35      (18)     11       11       36
  1990                          --       --       --      --       --       (9)      20       42      20       (5)      68
  1991                          --       --       --      --       --       --       63      114      13        9      199
  1992                          --       --       --      --       --       --       --       69      32        9      110
  1993                          --       --       --      --       --       --       --       --      28       19       47
  1994                          --       --       --      --       --       --       --       --      --       10       10
------------------------------------------------------------------------------------------------------------------------------------
Total by calendar year       $(186)   $(120)   $(140) $  (28)   $(212)   $(130)  $  (77)  $  (61)  $   8      $54 $   (892)
------------------------------------------------------------------------------------------------------------------------------------

In the table above, all entries are shown net of ceded reinsurance. Each column total shows reserve re-estimates made in the indicated calendar year for each accident year. Adverse development on accident years prior to 1986 is primarily attributable to workers' compensation discount amortization and the assignment of bulk reserves to older accident years for environmental and asbestos liabilities. The favorable development on assumed reinsurance is scattered throughout the accident years.

1.6e. Loss portfolio transfers
Also included in the loss and loss expense reserve development tables on the previous page are various loss portfolio transfer transactions. These transactions are reinsurance contracts that do not involve the same type of risk as traditional reinsurance. In a loss portfolio reinsurance contract, USF&G Company assumes another insurer's outstanding loss reserves for a price equal to their discounted value plus a fee. These contracts generally provide for fixed loss payments at specified future dates. The financial risk involved is whether the investment income earned on the cash received will cover the discount associated with the losses assumed. This financial risk is controlled by the Corporation's asset/liability management techniques, which involve matching the maturities of the investment portfolio to expected patterns of future claim and benefit payments.

Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)                               At December 31
================================================================================
1995                                                  $ 52
1994                                                    86
1993                                                   110
1992                                                   123
1991                                                   279
1990                                                   324
1989                                                   397
1988                                                   394
1987                                                   355
1986                                                   241
--------------------------------------------------------------------------------

1.6f. Structured settlements
Structured settlements represent the settlement of claims through the purchase of annuities. While they result in accelerated claim payments, structured settlements generally reduce the ultimate amount of losses paid. Structured settlements are used primarily in the third-party liability and workers' compensation lines of business. These types of settlements were not used extensively on liability lines until 1985. Their use was extended to workers' compensation indemnity claims in 1987 and workers' compensation medical claims in 1994. The number of such settlements has grown steadily and they appear to be having an impact on claim payment patterns. USF&G Company has developed procedures to ensure that the impact of structured settlements is given appropriate recognition in estimating ultimate reserve liabilities.

1.6g. Reconciliation of liability for loss and loss expenses from SAP to GAAP
The following table presents the differences between property/ casualty insurance claim reserves reported in accordance with GAAP in the consolidated financial statements in the 1995 Annual Report to Shareholders, and the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP").

                                           At December 31
(in millions)                           1995    1994   1993
================================================================================
SAP basis property/casualty reserves  $4,739  $4,875 $5,001
Reserves of foreign subsidiaries
  (consolidated for GAAP but not SAP)    374     267    315
--------------------------------------------------------------------------------
GAAP basis property/casualty
  reserves, net                        5,113   5,142  5,316
Reinsurance receivable                   984   1,016  1,054
--------------------------------------------------------------------------------
GAAP basis property/casualty
  reserves, gross                     $6,097  $6,158 $6,370
--------------------------------------------------------------------------------

1.7. Life benefit reserves
--------------------------------------------------------------------------------
Ordinary life insurance future policy benefit reserves are computed under the net level premium method using assumptions for future investment yields, mortality, and withdrawal rates. These assumptions reflect F&G Life's experience, modified to reflect anticipated trends, and provide for possible adverse deviation. Reserve interest rate assumptions are graded and range from
2.5 percent to 6.0 percent.

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

The table below shows F&G Life's benefit reserves by policy type.

                                           At December 31
(in millions)                           1995    1994   1993
================================================================================
Single Premium Annuities:
  Deferred                            $1,590  $1,860 $2,138
  Immediate                              943     867    815
  Other annuities                        542     492    462
Universal/term/group life                640     579    554
--------------------------------------------------------------------------------
  Net balance                          3,715   3,798  3,969
Reinsurance receivable                     4       6      4
--------------------------------------------------------------------------------
Total reserve, gross                  $3,719  $3,804 $3,973
--------------------------------------------------------------------------------

1.8. Geographical distribution
The risks insured by the Corporation's insurance subsidiaries are geographically diversified primarily throughout the United States. The Corporation has established a subsidiary to market surety products in Canada. Reinsurance risks are incurred throughout North America and specific foreign countries (mainly in Western Europe and Japan). The products marketed by the Corporation's management consulting subsidiary, a part of noninsurance operations, were distributed throughout the world. Total assets and revenues of foreign operations are not material. The tables below show the composition of statutory voluntary direct premiums written for the Corporation's property/casualty operations and statutory premium income of its life insurance operations by region for the year ended December 31, 1995.

Property/Casualty
Voluntary Direct Premiums Written
================================================================================
  Atlanta                                         13%
  Purchase, New York                              13
  Baltimore                                       12
  Columbus, Ohio                                  10
  Charlotte                                        9
  Chicago                                          7
  Mississippi                                      7
  St. Louis                                        7
  West Coast                                       7
  Rocky Mountain                                   6
  New England                                      5
  Oklahoma                                         4
--------------------------------------------------------------------------------
     Total                                       100%
--------------------------------------------------------------------------------

Life Statutory
Premium Income
================================================================================
  Northeast                                       46%
  Northwest                                       21
  Southwest                                       13
  South                                           11
  Midwest                                          9
--------------------------------------------------------------------------------
     Total                                       100%
--------------------------------------------------------------------------------

1.9. Executive officers of the Registrant
--------------------------------------------------------------------------------
                                         Positions and Office with Registrant or
Name                        Age          Significant Subsidiaries
--------------------------------------------------------------------------------

Norman P. Blake, Jr.        54           Chairman of the Board, President, and
                                         Chief Executive Officer

Glenn W. Anderson           43           Executive Vice President-Commercial
                                         Lines and Field Operations

John R. Berger              43           President-F&G Re, Inc.

Kenneth E. Cihiy            49           Senior Vice President-Claim

Gary C. Dunton              40           President-Family and Business Insurance
                                         Group, and Executive Vice President -
                                         USF&G Company

Dan L. Hale                 51           Executive Vice President-Chief
                                         Financial Officer

Robert J. Lamendola         51           Senior Vice President-Surety

Thomas K. Lewis, Jr.        43           Senior Vice President-Chief Information
                                         Officer

Stephen W. Lilienthal       46           Senior Vice President-Field Operations

John A. MacColl             47           Senior Vice President-General Counsel,
                                         and Senior Vice President-Human
                                         Resources

Andrew A. Stern             38           Senior Vice President-Strategic
                                         Planning/Corporate Marketing

Harry N. Stout              43           President-F&G Life

John C. Sweeney             51           Chairman-Falcon Asset Management, Inc.,
                                         and Senior Vice President-Chief
                                         Investment Officer
--------------------------------------------------------------------------------

All persons in the preceding table are officers of the Registrant except Glenn
W. Anderson, Gary C. Dunton, Kenneth E. Cihiy, Robert J. Lamendola and Stephen
W. Lilienthal, who are executive officers of USF&G Company; John R. Berger who is an executive officer of F&G Re, Inc.; and Harry N. Stout who is an executive officer of F&G Life.

Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Berger was Assistant Secretary of General Reinsurance Company, an insurance and financial services company, and joined the Corporation in November 1983. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Dunton was Vice President and Division Manager of Standard Lines with Aetna Life and Casualty Company and joined the Corporation in December 1992. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Lamendola was Managing Director of Marsh & McLennan, Inc., and joined the Corporation in June 1992. Mr. Lewis was Vice President and General Manager for Europe, Middle East, and Africa for Seer Technologies, Inc., and joined the Corporation in November 1993. Mr. Lilienthal was Vice President of Travelers Insurance Company, an insurance and financial services company, and joined the Corporation in June 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper & Marbury, and joined the Corporation in January 1989. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Stout was Senior Vice President of United Pacific Life Insurance Company, and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Tillinghast/Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.


Item 2. Business Properties
Real estate owned and used in the regular conduct of business consists of business properties located in various cities throughout the United States. The Corporation's Mount Washington Center, located in Baltimore, Maryland, is the principal owned property. This is the headquarters for the life insurance operations, and the location of the information systems, administrative services, and training and development complexes.

In addition, the Corporation leases approximately 120 offices in various cities in the regular course of business. The principal leased property is a home office building in Baltimore, Maryland, sold in 1984 and leased back by the Corporation. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facilities. (Refer to Note 6 of the Notes to Consolidated Financial Statements in the Corporation's 1995 Annual Report to Shareholders.)

Item 3. Legal Proceedings
(a) The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their businesses, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party coverage claims.

(b) In November 1995, USF&G entered into a settlement agreement with the California Insurance Department relating to the implementation of Proposition 103 passed by voters in November 1988, which required insurers to rollback certain property/casualty premium prices. Persuant to this settlement, USF&G agreed to pay $11 million to certain policy holders of USF&G.

In the opinion of management, such litigation and the litigation described in
Note 13 to the Consolidated Financial Statements of the 1995 Annual Report to Shareholders, which Note is herein incorporated by reference, is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

USF&G CORPORATION                       Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters Market and dividend information for the Corporation's common stock on page 76 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data
Selected financial data of the Corporation on pages 42 and 43 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis on pages 22 through 41 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Corporation and notes to such financial statements on pages 44 through 70 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

USF&G CORPORATION                       Part III

Item 10. Directors and Executive Officers of the Registrant
Information regarding the Corporation's executive officers can be found on pages 11 and 12 of this Form 10-K. Information regarding the Corporation's directors is incorporated herein by reference to the Election of Directors section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 15, 1996.

Item 11. Executive Compensation
See the Compensation of Executive Officers and Directors section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 15, 1996, which section is incorporated herein by reference. To the best of the Corporation's knowledge, there was one late filing under Section 16(a) of the Securities Exchange Act of 1934. Further detail regarding this late filing is included in the "Other Information" section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 15, 1996, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
See the Stock Ownership of Certain Beneficial Owners, Directors and Management section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 15, 1996, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
See the Other Information-Certain Business Relationships section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 15, 1996, which section is incorporated herein by reference.

USF&G CORPORATION                       Part IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements
    The following consolidated financial statements of USF&G Corporation and its subsidiaries, included in the Registrant's 1995 Annual Report to Shareholders, are incorporated by reference in Item 8:

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

   (2) Schedules
   The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14(d):

  Page 20   Schedule I.  Summary of Investments--Other than Investments in
                         Related Parties
    21-23   Schedule II. Condensed Financial Information of Registrant
       24   Schedule III.Supplementary Insurance Information
       25   Schedule IV. Reinsurance
       26   Schedule VI. Supplemental Information Concerning Consolidated
                         Property/Casualty Insurance Operations

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

   A copy of all other exhibits not included with this Form 10-K may be obtained without charge upon written request to the Corporate Secretary at the address shown on page 29 of this Form 10-K.

Exhibit 3A
Charter of USF&G Corporation. Incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q for the quarter ended March 31, 1995, File No. 1-8233.

Exhibit 3B
Amended By-laws of USF&G Corporation. Incorporated by reference to Exhibit 3B to the Registrant's Form 10-K for the year ended December 31, 1994,
File No. 1-8233.

Exhibit 4A
Rights agreement dated as of September 18, 1987 between USF&G Corporation and First Chicago Trust Company of New York (successor to Morgan Shareholder's Service Trust Company) including Form of Rights Certificate. Incorporated by reference to Exhibits 1 and 2 to the Registrant's Form 8-A filed September 30, 1987, File No. 1-8233.

Exhibit 4B
Bond issuance and payment agreement dated November 16, 1987 for Swiss Franc Public Issue of 5 1/2% Bonds 1988-1996 of Swiss Francs 120,000,000. Incorporated by reference to Exhibit 4M to the Registrant's Form 10-K for the year ended December 31, 1987, File No. 1-8233.

Exhibit 4C
Indenture dated January 28, 1994 between USF&G Corporation and Chemical Bank. Incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 4D
Indenture dated January 28, 1994 between USF&G Corporation and Signet Bank. Incorporated by reference to Exhibit 4D to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 4E
Form of Note dated March 3, 1994 for Zero Coupon Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated March 3, 1994, File No. 1-8233.

Exhibit 4F
Form of Note dated June 30, 1994 for 8 3/8% Senior Notes due 2001. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated June 30, 1994, File No. 1-8233.

Exhibit 4G
Credit Agreement dated as of September 30, 1994 among USF&G Corporation and Morgan Guaranty Trust Company of New York as agent. Incorporated by reference to
Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1994, File No. 1-8233.

Exhibit 4H
Credit Agreement dated as of December 1, 1994 among USF&G Corporation and Deutsche Bank AG, as agent. Incorporated by reference to Exhibit 4H to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 4I
Letter of Credit Agreement dated as of October 25, 1994, among USF&G Corporation and The Bank of New York, as agent. Incorporated by reference to Exhibit 4I to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 4J
Form of 7% Senior Notes due 1998. Incorporated by reference to Exhibit 4A to the Registrant's Form 10-Q for the quarter ended June 30, 1995, File No. 1-8233.

Exhibit 4K
Form of 7 1/8% Senior Notes due 2005. Incorporated by reference to Exhibit 4B to the Registrant's Form 10-Q for the quarter ended June 30, 1995, File No. 1-8233.

Exhibit 10A
1994 Stock Plan For Employees of USF&G. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10B
Stock Option Plan of 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 dated July 28, 1987, File No. 33-16111.

Exhibit 10C
Employment Agreement dated November 20, 1990 between the Registrant and Norman
P. Blake, Jr. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

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

Exhibit 10K
Employment Agreement dated November 10, 1993 between the Registrant and Norman
P. Blake, Jr. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10L
Stock Option Agreement dated November 10, 1993 between the Registrant and Norman
P. Blake, Jr. Incorporated by reference to Exhibit 10L to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10M
Stock Option Agreement dated November 10, 1993 between the Registrant and Norman
P. Blake, Jr. Incorporated by reference to Exhibit 10M to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

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

Exhibit 10R
Amended and Restated Stock Incentive Plan of 1991. Incorporated by reference to
Exhibit 10R to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10S
Long-Term Incentive Plan. Incorporated by reference to Exhibit 10S to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10T
USF&G Executive Deferred Bonus Payment Plan.

Exhibit 10U
Unfunded Deferred Compensation Plan for Non-Employee Directors of USF&G Corporation.

Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges and preferred stock dividends.

Exhibit 13
1995 Annual Report to Shareholders.

Exhibit 21
Subsidiaries of the Registrant.

Exhibit 23
Consent of Independent Auditors.

Exhibit 28
Information from reports furnished to state insurance regulatory authorities.

All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter of 1995.

USF&G CORPORATION                       Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USF&G CORPORATION

                          /s/ NORMAN P. BLAKE, JR.
                              Norman P. Blake, Jr.

                        Chairman of the Board, President,
                           and Chief Executive Officer

Dated at Baltimore, Maryland
March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          Principal Executive Officer:

                          /s/ NORMAN P. BLAKE, JR.
                              Norman P. Blake, Jr.

                        Chairman of the Board, President,
                            and Chief Executive Officer

                   Principal Financial and Accounting Officer:

                               /s/ DAN L. HALE
                                   Dan L. Hale

                          Executive Vice President and
                             Chief Financial Officer

Dated at Baltimore, Maryland
March 29, 1996




Directors


                           /s/ H. FURLONG BALDWIN
--------------------------------------------------------------------------------
                               H. Furlong Baldwin





                           /s/  MICHAEL J. BIRCK
--------------------------------------------------------------------------------
                                Michael J. Birck





                         /s/ GEORGE L. BUNTING, JR.
--------------------------------------------------------------------------------
                             George L. Bunting, Jr.





                             /s/ ROBERT E. DAVIS
--------------------------------------------------------------------------------
                                 Robert E. Davis





                              /s/ DALE F. FREY
--------------------------------------------------------------------------------
                                  Dale F. Frey





                         /s/ ROBERT E. GREGORY, JR.
--------------------------------------------------------------------------------
                             Robert E. Gregory, Jr.





                             /s/ ROBERT J. HURST
--------------------------------------------------------------------------------
                                 Robert J. Hurst





                           /s/ WILBUR G. LEWELLEN
--------------------------------------------------------------------------------
                               Wilbur G. Lewellen





                         /s/ HENRY A. ROSENBERG, JR.
--------------------------------------------------------------------------------
                             Henry A. Rosenberg, Jr.





                           /s/ LARRY P. SCRIGGINS
--------------------------------------------------------------------------------
                               Larry P. Scriggins





                          /s/ ANNE MARIE WHITTEMORE
--------------------------------------------------------------------------------
                              Anne Marie Whittemore





                            /s/ R. JAMES WOOLSEY
--------------------------------------------------------------------------------
                                R. James Woolsey

USF&G CORPORATION                  Schedule I.  Summary of Investments -- Other than Investments in Related Parties

                                                                                       At December 31, 1995
                                                                                                    Amount at which shown
                                                                                       Market         in the Statement of
(in millions)                                                               Cost        Value          Financial Position
====================================================================================================================================
Fixed Maturities
   Available for sale:
      United States Government agencies and authorities                  $ 2,047       $2,115                     $ 2,115
      States, municipalities, and political subdivisions                     179          186                         186
      Foreign governments                                                    209          212                         212
      Public utilities                                                       405          420                         420
      All other corporate bonds                                            6,278        6,525                       6,525
------------------------------------------------------------------------------------------------------------------------------------
      Total fixed maturities available for sale                            9,118        9,458                       9,458
------------------------------------------------------------------------------------------------------------------------------------
            Total fixed maturities                                       $ 9,118       $9,458                     $ 9,458
------------------------------------------------------------------------------------------------------------------------------------
Equity Securities
   Common stocks:
      Banks, trust, and insurance companies                              $     2       $    2                     $     2
      Industrial, miscellaneous, and all other                                40           35                          35
------------------------------------------------------------------------------------------------------------------------------------
         Total common stocks                                                  42           37                          37
   Nonredeemable preferred stocks                                             28           28                          28
------------------------------------------------------------------------------------------------------------------------------------
         Total equity securities                                         $    70       $   65                     $    65
------------------------------------------------------------------------------------------------------------------------------------
Short-term investments                                                       288          288                         288
Mortgage loans                                                               254          251                         254
Real estate                                                                  653                                      653
Other invested assets                                                        389                                      389
------------------------------------------------------------------------------------------------------------------------------------
   Total investments                                                     $10,772                                  $11,107
====================================================================================================================================

USF&G CORPORATION                       Schedule II.  Condensed Financial Information of Registrant--
                                                      Statement of Financial Position (Parent Company)

                                                                                          At December 31
(in millions)                                                               1995                1994                1993
====================================================================================================================================
Assets
   Cash                                                                   $   --              $    1              $    2
   Investment in subsidiaries, at equity                                   3,130               2,503               2,399
   Due from subsidiaries                                                      57                 131                 127
   Other assets                                                               13                  24                  23
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                        $3,200              $2,659              $2,551
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
   Debt (short-term, 1995, $80; 1994, $215; 1993, $395)                   $  591              $  586              $  574
   Dividends payable to shareholders                                          11                  14                  16
   Due to subsidiaries                                                       243                 310                 322
   Other liabilities                                                         371                 308                  83
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                    1,216               1,218                 995
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock                                                           213                 331                 455
   Common stock                                                              299                 262                 228
   Paid-in capital                                                         1,188               1,104                 986
   Net unrealized gains (losses) on investments                              271                (147)                191
   Minimum pension liability                                                (100)                (63)                (85)
   Retained earnings (deficit)                                               113                 (46)               (219)
------------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                           1,984               1,441               1,556
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                          $3,200              $2,659              $2,551
====================================================================================================================================

See Note to Condensed Financial Statements.

USF&G CORPORATION                       Schedule II.  Condensed Financial Information of Registrant--
                                                      Statement of Operations (Parent Company)




                                                                                        Years Ended December 31
(in millions)                                                                 1995             1994               1993
====================================================================================================================================
Revenues
   Net investment income:
      Dividends from subsidiaries                                             $114             $ 125              $125
      Interest expense on loans from subsidiaries                              (12)               (8)               (6)
      Other                                                                     (3)               (1)               --
   Other revenues:
      From subsidiaries                                                          7                 7                 7
      From others                                                                1                 5                 5
------------------------------------------------------------------------------------------------------------------------------------
         Revenues before realized gains/(losses)                               107               128               131
      Net realized losses on investments                                        (4)               --                --
------------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                        103               128               131
------------------------------------------------------------------------------------------------------------------------------------
Expenses
   Facilities exit costs/(sublease income)                                      (6)              211                --
   Interest expense                                                             42                34                37
   Lease expense                                                                21                30                21
   Other operating expense                                                      15                24                19
   Foreign currency losses                                                       1                --                --
------------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                            73               299                77
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations before income taxes,
      equity in earnings of subsidiaries and cumulative effect of adopting
      new accounting standards                                                  30              (171)               54
   Provision for income taxes (benefit)                                        (15)               --                --
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations before equity in earnings of subsidiaries
      and cumulative effect of adopting new accounting standards                45              (171)               54
   Equity in undistributed earnings of subsidiaries                            164               408                76
   Income from cumulative effect of adopting new accounting standards           --                --                38
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                           $209             $ 237              $168
====================================================================================================================================

See Note to Condensed Financial Statements.

USF&G CORPORATION                       Schedule II.  Condensed Financial Information of Registrant--
                                                      Statement of Cash Flows (Parent Company)




                                                                                       Years Ended December 31
(in millions)                                                               1995                1994                1993
====================================================================================================================================

Net Cash Provided From Operating Activities                                $  40               $ 129                $ 58
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                          2                  (4)                 (4)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Repayments of short-term borrowings                                      (215)               (160)                 --
   Intercompany advances, net                                                 21                 (51)                 (2)
   Long-term borrowings                                                      228                 270                  --
   Repayments of long-term borrowings                                        (30)               (120)                 --
   Issuances of common stock                                                   6                  14                   6
   Redemption of preferred stock                                              --                 (13)                 --
   Cash dividends paid to shareholders                                       (53)                (66)                (66)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                  (43)               (126)                (62)
------------------------------------------------------------------------------------------------------------------------------------
   Decrease in cash                                                           (1)                 (1)                 (8)
   Cash at beginning of year                                                   1                   2                  10
------------------------------------------------------------------------------------------------------------------------------------
      Cash at end of year                                                  $  --               $   1                $  2
====================================================================================================================================

See Note to Condensed Financial Statements.




Note To Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the 1995 Annual Report to Shareholders incorporated herein by reference. Amounts for 1994 and 1993 have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation, which were completed during the second quarter of 1995. Restatement of prior periods is provided due to the application of the pooling-of-interests method of accounting. Certain amounts have been reclassified to conform to the 1995 presentation. The parent company's provision for income taxes is based on the Corporation's consolidated federal income tax allocation policy.

Effective June 1, 1995, USF&G Company declared an extraordinary dividend payable to USF&G Corporation for the amount of its equity in the undistributed earnings of F&G Life. This dividend is excluded from "Dividends from subsidiaries", in the condensed statement of operations since the transaction represented a change in ownership structure rather than a distribution of earnings from a subsidiary.

USF&G CORPORATION                   Schedule III.  Supplementary Insurance Information



                                    At December 31                                    Years Ended December 31
                      Deferred       Unpaid               Other                                      Amortization
                        policy losses, loss             policy-                   Net  Losses, loss   of deferred
                      acquisi-     expenses,           holders'            investment      expenses,       policy     Other
                          tion     & policy   Unearned    funds    Premium     income      & policy   acquisition operating Premiums
(in millions)            costs     benefits   premiums       (A)   revenue        (A)      benefits         costs  expenses  written
================================================================ ===================================================================
1995
Property/casualty insurance:
   Commercial             $172     $ 3,732     $  520               $1,223                  $  910           $353      $117   $1,272
   Personal                 72         479        266                  635                     484            167        80      623
   Surety                   30          44         61                  119                      44             53         9      129
   Alternative risk transfer 2          50         36                   25                      20              4         5       27
   Assumed reinsurance      12         808         57                  490                     344            107         5      512
   Reinsurance receivable   --         984        115                   --                      --             --        --       --
------------------------------------------------------------------------------------------------------------------------------------
      Property/casualty    288     $ 6,097     $1,055       $ 9     $2,492       $438        1,802            684       216    2,563
Life insurance             146       3,719         --        80        174        306          376             30        41      N/A
------------------------------------------------------------------------------------------------------------------------------------
   Total                  $434     $ 9,816     $1,055       $89     $2,666       $744       $2,178           $714      $257   $2,563
------------------------------------------------------------------------------------------------------------------------------------
1994*
Property/casualty insurance:
   Commercial             $167     $ 3,903     $  468               $1,206                  $  934           $366      $ 88   $1,220
   Personal                 77         496        275                  626                     463            165        64      614
   Surety                   24          41         52                  107                      41             48        14      113
   Alternative risk transfer 3          34         15                   22                      17              1         8       27
   Assumed reinsurance       9         668         41                  395                     289             67        27      415
   Reinsurance receivable   --       1,016        117                   --                      --             --        --       --
------------------------------------------------------------------------------------------------------------------------------------
      Property/casualty    280       6,158        968       $ 7      2,356       $429        1,744            647       201    2,389
Life insurance             224       3,804         --        79        152        317          388             21        45      N/A
------------------------------------------------------------------------------------------------------------------------------------
   Total                  $504     $ 9,962     $  968       $86     $2,508       $746       $2,132           $668      $246   $2,389
------------------------------------------------------------------------------------------------------------------------------------
1993*
Property/casualty insurance:
   Commercial             $174     $ 4,119     $  456               $1,240                  $1,024           $371      $ 67   $1,266
   Personal                 75         575        287                  730                     515            186        55      711
   Surety                   23          44         45                  100                      49             47         9      102
   Alternative risk transfer 2          19          9                   17                      13              1         6       20
   Assumed reinsurance       6         559         29                  305                     204             71        28      403
   Reinsurance receivable   --       1,054        124                   --                      --             --        --       --
------------------------------------------------------------------------------------------------------------------------------------
      Property/casualty    280       6,370        950       $ 7      2,392       $437        1,805            676       165    2,502
Life insurance             164       3,973         --        67        129        321          395              9        50      N/A
------------------------------------------------------------------------------------------------------------------------------------
   Total                  $444     $10,343     $  950       $74     $2,521       $758       $2,200           $685      $215   $2,502
====================================================================================================================================

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.

N/A - Not applicable to life insurance pursuant to Rule 12-16 of Regulation S-X.

(A) Other policyholders' funds and net investment income are not allocated to property/casualty categories.

USF&G CORPORATION                       Schedule IV.  Reinsurance


                                                                            Years Ended December 31
                                                                  Ceded to       Assumed                   Percentage of
                                                      Gross          other    from other    Net assumed           amount
(dollars in millions)                                amount      companies     companies         amount   assumed to net*
====================================================================================================================================
1995
Life insurance in force                             $11,237         $1,305          $154        $10,086              1.5%
------------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
   Life insurance                                   $   178         $    5          $ --        $   173               .2%
   Accident/health insurance                             --             --             1              1             98.4
   Property/casualty insurance                        2,253            398           637          2,492             25.6
------------------------------------------------------------------------------------------------------------------------------------
      Total                                         $ 2,431         $  403          $638        $ 2,666             23.9%
------------------------------------------------------------------------------------------------------------------------------------
1994**
Life insurance in force                             $11,683         $1,350          $160        $10,493              1.5%
------------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
   Life insurance                                   $   155         $    4          $ --        $   151               --%
   Accident/health insurance                             --             --             1              1             98.5
   Property/casualty insurance                        2,284            516           588          2,356             25.0
------------------------------------------------------------------------------------------------------------------------------------
      Total                                         $ 2,439         $  520          $589        $ 2,508             23.5%
------------------------------------------------------------------------------------------------------------------------------------
1993**
Life insurance in force                             $11,955         $1,404          $155        $10,706              1.4%
------------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
   Life insurance                                   $   133         $    5          $ --        $   128               --%
   Accident/health insurance                             --             --             1              1             99.1
   Property/casualty insurance                        2,390            521           523          2,392             21.9
------------------------------------------------------------------------------------------------------------------------------------
      Total                                         $ 2,523         $  526          $524        $ 2,521             20.8%
====================================================================================================================================

*Certain percentages are calculated from amounts in thousands and may not equal the percentage calculated from amounts reported in millions.

**Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.

USF&G CORPORATION                        Schedule VI.  Supplemental Information Concerning
                                                       Consolidated Property/Casualty Insurance Operations



                                                                                        At December 31
(in millions)                                                            1995                1994*                1993*
====================================================================================================================================
Deferred policy acquisition costs                                      $  288              $  280               $  280
Reserves for unpaid losses and loss expenses                            6,097               6,158                6,370
Discount deducted from reserves (A)                                       394                 441                  508
Unearned premiums                                                       1,055                 968                  950
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    Years Ended December 31
(in millions)                                                            1995                1994*                1993*
====================================================================================================================================
Earned premiums                                                        $2,492              $2,356               $2,392
Net investment income                                                     438                 429                  437
Losses and loss expenses incurred related to:
   Current year                                                         1,856               1,752                1,744
   Prior years                                                            (54)                 (8)                  61
Amortization of deferred policy acquisition costs                         684                 647                  676
Paid losses and loss expenses                                           1,831               1,918                2,053
Premiums written                                                        2,563               2,389                2,502
------------------------------------------------------------------------------------------------------------------------------------

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.

(A) Certain long-term disability payments for workers' compensation are discounted at rates of up to 4%.

USF&G CORPORATION                            Exhibit 11 - Computation of Earnings Per Share



                                                                                            Years Ended December 31
(dollars in millions except per share data)                                        1995             1994*           1993*
====================================================================================================================================
Net Income Available to Common Stock
   Primary:
      Income from operations before cumulative effect of adopting
         new accounting standards                                                 $ 209            $ 237           $ 130
      Less preferred stock dividend requirements                                    (28)             (46)            (48)
------------------------------------------------------------------------------------------------------------------------------------
      Income from operations before cumulative effect of adopting
         new accounting standards available to common stock                         181              191              82
      Cumulative effect of adopting new accounting standards                                          --              38
------------------------------------------------------------------------------------------------------------------------------------
         Net income available to common stock                                     $ 181            $ 191           $ 120
------------------------------------------------------------------------------------------------------------------------------------
   Fully diluted:
      Income from operations before cumulative effect of adopting
         new accounting standards                                                 $ 209            $ 237           $ 130
      Less preferred stock dividend requirements                                    (16)             (16)            (16)
      Add interest expense on zero coupon bonds                                       6                5              --
------------------------------------------------------------------------------------------------------------------------------------
      Income from operations before cumulative effect of adopting
         new accounting standards available to common stock                         199              226             114
      Cumulative effect of adopting new accounting standards                         --               --              38
------------------------------------------------------------------------------------------------------------------------------------
         Net income available to common stock                                     $ 199            $ 226           $ 152
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding
   Primary common shares (A)                                                111,474,129       95,796,671      90,566,398
------------------------------------------------------------------------------------------------------------------------------------
   Fully diluted (B):
      Common shares                                                         111,474,129       95,796,671      90,566,398
      Assumed conversion of preferred stock                                   9,931,329       24,950,202      26,611,211
      Assumed exercise of stock options                                       1,553,773        1,038,214       1,672,482
      Assumed conversion of zero coupon bonds                                 7,227,255        6,022,712              --
------------------------------------------------------------------------------------------------------------------------------------
         Total fully diluted                                                130,186,486      127,807,799     118,850,091
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
   Primary (A):
      Income from operations before cumulative effect of adopting
         new accounting standards                                                 $1.63            $2.00           $ .90
      Cumulative effect of adopting new accounting standards                         --               --             .42
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                               $1.63            $2.00           $1.32
------------------------------------------------------------------------------------------------------------------------------------
   Fully diluted (B):
      Income from operations before cumulative effect of adopting
         new accounting standards                                                 $1.53            $1.77           $ .96
      Cumulative effect of adopting new accounting standards                         --               --             .32
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                               $1.53            $1.77           $1.28
====================================================================================================================================

*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.

(A) Shares issuable under stock options (1,295,767 shares in 1995, 1,021,230 shares in 1994, 1,672,482 shares in 1993) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Consolidated Statement of Operations because the dilutive effect is not material.

(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.

USF&G CORPORATION                       Exhibit 12 - Computation of Ratio of Consolidated Earnings to
                                                     Fixed Charges and Preferred Stock Dividends




                                                                                        Years Ended December 31
(dollars in millions)                                                       1995                1994*               1993*
====================================================================================================================================
Fixed Charges
   Interest expense                                                         $ 44                $ 37                $ 41
   Portion of rents representative of interest (A)                            20                 159                  27
------------------------------------------------------------------------------------------------------------------------------------
      Total fixed charges                                                     64                 196                  68
   Preferred stock dividend requirements (B)                                  28                  46                  48
------------------------------------------------------------------------------------------------------------------------------------
Combined Fixed Charges and Preferred Stock Dividends                        $ 92                $242                $116
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Earnings Available for Fixed Charges and
   Preferred Stock Dividends
   Income (loss) from operations before income taxes and
      cumulative effect of adopting new accounting standards                $195                $(43)               $103
   Adjustments:
      Fixed charges                                                           64                 196                  68
------------------------------------------------------------------------------------------------------------------------------------
   Consolidated earnings available for fixed charges
      and preferred stock dividends                                         $259                $153                $171
------------------------------------------------------------------------------------------------------------------------------------

Ratio of Consolidated Earnings to Fixed Charges (C) (D)                      4.0                 0.8                 2.5

Ratio of Consolidated Earnings to Combined Fixed Charges
   and Preferred Stock Dividends (C) (D)                                     2.8                 0.6                 1.5
====================================================================================================================================


*Amounts have been restated to reflect mergers with Discover Re Managers, Inc., and Victoria Financial Corporation.

(A) Includes approximately $130 million net present value of rents representative of interest included in facilities exit costs in 1994.

(B) Preferred stock dividend requirements of $28 million, $46 million and $48 million in 1995, 1994 and 1993, respectively, divided by 100% less the effective income tax rate of 0% in 1995, 1994, and 1993.

(C) The ratio of consolidated earnings before facilities exit costs to fixed charges was 4.0 and 3.1 for 1995 and 1994, respectively. The ratio of consolidated earnings before facilities exit costs to combined fixed charges and preferred stock dividends was 2.8 and 1.8 for 1995 and 1994, respectively.

(D) In 1994, earnings were inadequate to cover fixed charges by $43 million and combined fixed charges and preferred stock dividends by $89 million.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K





                                USF&G CORPORATION




For the Fiscal Year Ended                                 Commission File Number
December 31, 1995                                                         1-8233




          A copy of all other of the Corporation's Exhibits to the 1995
                          Form 10-K report not included
                   herein may be obtained without charge upon
                     written request to John F. Hoffen, Jr.,
                      corporate secretary, at the corporate
                                  headquarters:
                                100 Light Street
                            Baltimore, Maryland 21202