Form 10-Q
period 1996-03-31
USF&G CORP
filed 1996-05-15
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 1996                                                            1-8233


                                USF&G CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


Maryland                                                              52-1220567
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


Common Stock, Par Value $2.50; 119,391,630 shares outstanding as of May 9, 1996.

USF&G CORPORATION                    CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Statement of Financial Position          3
           Condensed Consolidated Statement of Operations                  4
           Condensed Consolidated Statement of Cash Flows                  5
           Notes to Condensed Consolidated Financial Statements            6
           Report of Independent Auditors                                  9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               20
           Exhibit 11- Computation of Earnings Per Share                  21
           Exhibit 12- Computation of Ratio of Consolidated Earnings
                              to Fixed Charges and Preferred Stock
                              Dividends                                   22
           Exhibit 15- Letter Regarding Unaudited Interim Financial
                              Information                                 23

SIGNATURE                                                                 24

USF&G CORPORATION                    CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)


                                                                                       AT MARCH 31                  At December 31
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)                                                 1996                         1995
                                                                                     -----------------------------------------------
ASSETS
     Investments:
          Fixed maturities:
               Available for sale, at market (cost, 1996, $9,025; 1995, $9,118)          $ 9,085                      $ 9,458
          Common and preferred stocks, at market (cost, 1996, $38; 1995, $70)                 37                           65
          Short-term investments                                                             364                          288
          Mortgage loans                                                                     269                          254
          Real estate                                                                        658                          653
          Other invested assets                                                              452                          389
                                                                                     -----------------------------------------------
               Total investments                                                          10,865                       11,107
                                                                                     -----------------------------------------------
     Cash                                                                                    120                          119
     Accounts, notes, and other receivables                                                  836                          795
     Reinsurance receivables                                                                 628                          604
     Servicing carrier receivables                                                           689                          699
     Deferred policy acquisition costs                                                       467                          434
     Other assets                                                                            959                          893
                                                                                     -----------------------------------------------
               Total assets                                                              $14,564                      $14,651
                                                                                     -----------------------------------------------

LIABILITIES
     Unpaid losses, loss expenses, and policy benefits                                  $  9,747                      $ 9,816
     Unearned premiums                                                                     1,075                        1,055
     Corporate debt                                                                          569                          591
     Real estate and other debt                                                               16                           16
     Other liabilities                                                                     1,313                        1,189
                                                                                     -----------------------------------------------
               Total liabilities                                                          12,720                       12,667
                                                                                     -----------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock, par value $50.00 (12,000,000 shares authorized;
          shares issued, 1996, 4,277,460; 1995, 4,277,460)                                   213                          213
     Common stock, par value $2.50 (240,000,000 shares authorized;
          shares issued, 1996, 119,675,697; 1995, 119,606,095)                               299                          299
     Paid-in capital                                                                       1,188                        1,188
     Net unrealized gains on investments and foreign currency                                 85                          271
     Minimum pension liability                                                              (100 )                       (100 )
     Retained earnings                                                                       159                          113
                                                                                     -----------------------------------------------
               Total shareholders' equity                                                  1,844                        1,984
                                                                                     -----------------------------------------------
               Total liabilities and shareholders' equity                                $14,564                      $14,651
                                                                                     -----------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

USF&G CORPORATION                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                     Three Months Ended March 31
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)                                                       1996                        1995
                                                                                            ----------------------------------------
REVENUES
     Premiums earned                                                                            $  667                      $  617
     Net investment income                                                                         180                         185
     Other                                                                                           9                          12
                                                                                            ----------------------------------------
          Revenues before realized gains                                                           856                         814
     Net realized gains on investments                                                              11                           4
                                                                                            ----------------------------------------
          Total revenues                                                                           867                         818
                                                                                            ----------------------------------------
EXPENSES
     Losses, loss expenses, and policy benefits                                                    543                         518
     Underwriting, acquisition, and operating expenses                                             259                         247
     Interest expense                                                                               10                          10
     Facilities exit costs/(sublease income)                                                        (2)                         (6)
                                                                                            ----------------------------------------
          Total expenses                                                                           810                         769
                                                                                            ----------------------------------------
     Income from operations before income taxes                                                     57                          49
     Provision for income taxes                                                                      -                           -
                                                                                            ----------------------------------------
               NET INCOME                                                                       $   57                      $   49
                                                                                            ----------------------------------------

     Preferred stock dividend requirements                                                           5                           8
                                                                                            ----------------------------------------
               Net income available to common stock                                             $   52                      $   41
                                                                                            ----------------------------------------

PRIMARY EARNINGS PER COMMON SHARE                                                               $  .43                      $  .39
                                                                                            ----------------------------------------

FULLY DILUTED EARNINGS PER COMMON SHARE                                                         $  .42                      $  .36
                                                                                            ----------------------------------------

Weighted average common shares outstanding (000s):
          Primary                                                                              119,633                     107,155
          Fully diluted                                                                        130,450                     129,429
                                                                                            ----------------------------------------
Dividends declared per common share                                                             $  .05                      $  .05
                                                                                            ----------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

USF&G CORPORATION                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                                       Three Months Ended March 31
     (IN MILLIONS)                                                                                    1996                    1995
                                                                                                  ----------------------------------
     OPERATING ACTIVITIES
          Direct premiums collected                                                                  $ 518                   $ 519
          Net investment income collected                                                              174                     172
          Direct losses, loss expenses and policy benefits paid                                       (420)                   (445)
          Net reinsurance activity                                                                      11                      72
          Underwriting and operating expenses paid                                                    (216)                   (245)
          Interest paid                                                                                 (5)                    (12)
          Income taxes paid                                                                              -                       -
          Other items, net                                                                              (8)                     (6)
                                                                                                  ----------------------------------
               Net cash provided from operating activities                                              54                      55
                                                                                                  ----------------------------------
     INVESTING ACTIVITIES
          Net (purchases) sales and maturities of short-term investments                               (76)                     94
          Maturities/repayments of fixed maturities held to maturity                                     -                      29
          Purchases of fixed maturities available for sale                                            (218)                   (180)
          Sales of fixed maturities available for sale                                                  51                      23
          Repayments of fixed maturities available for sale                                            260                      82
          Purchases of equities and other investments                                                  (47)                    (11)
          Sales, maturities, or repayments of equities and other investments                            89                      65
          Purchases of property and equipment                                                           (9)                     (6)
          Disposals of property and equipment                                                            2                       -
                                                                                                  ----------------------------------
               Net cash provided from investing activities                                              52                      96
                                                                                                  ----------------------------------
     FINANCING ACTIVITIES
          Deposits for universal life and investment contracts                                          78                      78
          Withdrawals of universal life and investment contracts                                      (157)                   (203)
          Net borrowings of short-term debt                                                              6                       -
          Long-term borrowings                                                                           -                       1
          Repayments of long-term borrowings                                                           (21)                      -
          Issuances of common and preferred stock                                                        -                       1
          Cash dividends paid to shareholders                                                          (11)                    (14)
                                                                                                  ----------------------------------
               Net cash used in financing activities                                                  (105)                   (137)
                                                                                                  ----------------------------------
          Increase in cash                                                                               1                      14
          Cash at beginning of period                                                                  119                      69
                                                                                                  ----------------------------------
               Cash at end of period                                                                 $ 120                   $  83
                                                                                                  ----------------------------------

     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


USF&G CORPORATION           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  BASIS OF ACCOUNTING
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries (collectively, "USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's 1995 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

Effective January 1, 1996, USF&G adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. USF&G's prior practice was to establish valuation allowances for impairment to specific investments where impairment is deemed other than temporary. The adoption of this standard did not have a material effect on USF&G's financial statements since existing valuation allowances were applied against the related impaired investments reducing the cost basis of those investments.

NOTE 2 REVIEW OF INDEPENDENT AUDITORS
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three month periods ended March 31, 1996 and 1995. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

NOTE 4 RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
For purposes of computing the ratio of consolidated earnings to fixed charges and preferred stock dividends, earnings consist of income before considering income taxes and fixed charges. Fixed charges consist of interest and that portion of rentals that is deemed to be an appropriate interest factor. Refer to the computation in Exhibit 12.

NOTE 5  SUPPLEMENTAL CASH FLOW INFORMATION
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:
                                     Three Months Ended March 31
(IN MILLIONS)                               1996       1995
- ----------------------------------------------------------------
Net income                                   $57       $ 49
Adjustments to reconcile net income
     to net cash provided from operating
     activities:
     Realized gains on investments           (11)        (4)
     Facilities exit costs/(sublease          (2)        (6)
       income)
     Change in insurance liabilities          31         31
     Change in deferred policy
       acquisition costs                      18         19
     Change in receivables                   (52)       (12)
     Change in other liabilities              64        (17)
     Change in other assets                  (54)        (6)
     Other items, net                          3          1
                                        ------------------------
        Net cash provided from
          operating activities              $ 54       $ 55
                                        ------------------------

NOTE 6 UNREALIZED GAINS (LOSSES) ON INVESTMENTS At March 31, 1996, gross unrealized gains and gross unrealized losses pertaining to equity securities totaled $3 million and $4 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships and other investments totaled $50 million and $2 million, respectively. At March 31, 1996, there were gross unrealized gains of $167 million and gross unrealized losses of $107 million pertaining to fixed maturities available for sale. There were also $22 million of gross unrealized losses relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments and foreign currency amounted to a loss of $186 million during the three months ended March 31, 1996, compared with a gain of $80 million during the three months ended March 31, 1995.

NOTE 7  PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS
In December 1995, USF&G reclassified all of its fixed maturities previously classified as "held to maturity" to "available for sale". There were no sales of fixed maturities held to maturity during the three months ended March 31, 1995. Proceeds from sales of fixed maturities available for sale were $51 million for the three months ended March 31, 1996, compared with $23 million for the same period in 1995. Gross gains and gross losses of $3 million and $2 million, respectively, were realized on 1996 sales. Gross gains and gross losses of less than $1 million were realized on such sales in 1995.

NOTE 8  FACILITIES EXIT COSTS
During 1994, USF&G committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. Facilities exit costs of $183 million were recorded in the fourth quarter of 1994, representing the present value of the rent and other operating expenses to be incurred under the lease on the Corporation's principal office building (the "Tower") from the time USF&G vacates the building through the expiration of the lease in 2009. Facilities exit costs recorded in 1994 did not consider any potential future sublease income, as such income was neither probable nor reasonably estimable at that time. To the extent that additional or extended subleases are subsequently negotiated, the present value of income to be received over the term of those subleases is recognizable in the period such income becomes probable and reasonably estimable. Net income for the three months ended March 31, 1996 and 1995 includes sublease income of $2 million and $6 million, respectively, recognized as a result of entering into new or renegotiated sublease agreements.

NOTE 9  LEGAL CONTINGENCIES
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their businesses, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party and coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in the Regulation section of Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in USF&G's 1995 Annual Report to Shareholders.

In the opinion of management, such contingencies and the contingencies described below are not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

9.1. NORTH CAROLINA WORKERS' COMPENSATION LITIGATION
- --------------------------------------------------------------------------------
On November 24, 1993, N.C. Steel, Inc., and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against the National Council on Compensation
Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers' compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers' compensation insurance in the State of North Carolina after November
24, 1989. The amended complaint, which is captioned N.C. STEEL, INC., ET AL., V. NATIONAL COUNCIL ON COMPENSATION INSURANCE, ET AL., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers' compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encourage agents to place employers in the assigned risk pool, and improperly promote inefficient claims handling. USF&G acted as a servicing carrier in North Carolina between 1990 and 1995. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged constructive fraud and treble damages under the North Carolina antitrust laws. On February 14, 1995, the trial court granted the defendants' motion to dismiss the complaint. The plaintiffs have appealed the trial court's dismissal of the case. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.2. SOUTH CAROLINA WORKERS' COMPENSATION LITIGATION
- --------------------------------------------------------------------------------
On August 22, 1994, the Attorney General of the State of South Carolina filed suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The
Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.3. ALABAMA WORKERS' COMPENSATION LITIGATION
- --------------------------------------------------------------------------------
On September 14, 1994, three Alabama employers filed a class action captioned
FOUR WAY PLANT FARM, INC., ET AL., V. NATIONAL COUNCIL ON COMPENSATION
INSURANCE, ET AL., in the Circuit Court of Bullock County, Alabama on behalf of all Alabama employers that have allegedly been damaged as a result of an alleged conspiracy by the NCCI, the National Workers' Compensation Reinsurance Pool,
USF&G and numerous other insurance companies which served as servicing carriers for the Alabama involuntary workers' compensation market, to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of Alabama law. The plaintiffs allege that the conspiracy occurred during the period January 1, 1985 to January 1, 1994, and caused inflated deficits in the involuntary market and an alleged excessive expansion of the workers' compensation residual market. The plaintiffs seek unspecified damages on behalf of each member of the proposed class action. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

USF&G CORPORATION                    REPORT OF INDEPENDENT AUDITORS


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.


                                ERNST & YOUNG LLP


Baltimore, Maryland
May 14, 1996

USF&G CORPORATION       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G") and explains the results of operations for the quarter ended March 31, 1996. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis" in the 1995 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter ended March 31, 1996 are compared with those for the same period of 1995 unless otherwise noted. Financial position at March 31, 1996 is compared with December 31, 1995.

In connection with, and because it desires to take advantage of, the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USF&G cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-Q and in any other statement made by, or on the behalf of, USF&G, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond USF&G's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, USF&G. USF&G disclaims any obligation to update forward-looking information.

(NOTE: A GLOSSARY OF CERTAIN TERMS USED IN THE DISCUSSION CAN BE FOUND AT THE END OF THIS SECTION. THE TERMS ARE ITALICIZED THE FIRST TIME THEY APPEAR IN TEXT.)

INDEX
1. Consolidated Results                                 10
2. Property/Casualty Insurance Operations               11
3. Life Insurance Operations                            13
4. Parent and Noninsurance Operations                   14
5. Investments                                          15
6. Financial Condition                                  17
7. Liquidity                                            18
8. Regulation                                           18
9. Glossary of Terms                                    19

1. CONSOLIDATED RESULTS
The table below shows the major components of net income.

                                   Three Months Ended March 31
(IN MILLIONS)                           1996            1995
- ---------------------------------------------------------------
Income from operations before
     realized gains, facilities
     exit (costs)/sublease income,
     and income taxes                    $44             $39
Net realized gains on
     investments                          11               4
Facilities exit
     (costs)/sublease income               2               6
Provision for income taxes                 -               -
                                      -------------------------
Net income                               $57             $49
                                      -------------------------

The table below shows the components by major business segment of income from continuing operations before realized gains, facilities exit (costs)/sublease income, and income taxes.

                                    Three Months Ended March 31
(IN MILLIONS)                           1996            1995
- ---------------------------------------------------------------
Property/casualty insurance             $ 52            $ 55
Life insurance                            11               5
Parent and noninsurance                  (19)            (21)
                                      -------------------------
Income from operations before
     realized gains, facilities
     exit (costs)/sublease income,
     and income taxes                   $ 44            $ 39
                                      -------------------------

The $3 million decline in property/casualty segment income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes was primarily related to increased catastrophe and other significant weather related losses incurred during the quarter. Income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the life insurance segment increased $6 million for the quarter ended March 31, 1996, mainly due to improved profit margins on its products. Parent and noninsurance operations were generally in line with the corresponding period of the prior year.

During 1994, USF&G developed and committed to a plan to consolidate its Baltimore headquarters facilities. The plan encompasses relocating all USF&G personnel currently residing at the 40-story office building (the "Tower") in downtown Baltimore to the Mount Washington facilities in Baltimore which USF&G owns. Implementation of the plan began in January 1995 and is generally proceeding as originally planned. The relocation of the majority of Tower personnel is expected to be completed by the end of the year.

In the first quarter of 1996, USF&G renegotiated and extended sublease terms with several tenants and added one new tenant. The present value of the additional income to be received over the term of the new leases, $2 million, was recognized in the first quarter of 1996, and is shown as a separate item captioned "facilities exit costs/(sublease income)" in the condensed consolidated statement of operations. Similarly, $6 million of sublease income was recognized in the first quarter of 1995 as a result of renegotiation of a sublease with a tenant.

2. PROPERTY/CASUALTY INSURANCE OPERATIONS
Property/casualty insurance operations, the principal business segment, accounted for 87 percent of USF&G's revenues in the first quarter of 1996 compared with 85 percent in the same period of 1995. Financial results for this segment were as follows:

                                             Three Months Ended
                                            March 31
(IN MILLIONS)                             1996            1995
- -----------------------------------------------------------------
Premiums earned*                       $   636          $  580
Losses and loss expenses incurred         (463)           (425)
Underwriting expenses                     (213)           (203)
                                ---------------------------------
Net underwriting loss                      (40)            (48)
Net investment income                      109             110
Other revenues and expenses, net           (17)             (7)
                                ---------------------------------
Income from operations before
    realized gains, facilities
    exit (costs)/sublease income,
    and income taxes                   $    52          $   55
                                ---------------------------------
*SEE GLOSSARY OF TERMS

Improved UNDERWRITING RESULTS in the first quarter of 1996 were offset by an increase in other expenses, resulting in a $3 million decrease in income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the period when compared with the first quarter of 1995. The underwriting improvement is attributable to premium growth and a refinement of workers' compensation reserves, offset somewhat by significant CATASTROPHE LOSSES and other severe weather related losses incurred in the 1996 quarter. Increased policyholders' dividends and foreign currency translation losses were the primary reasons for the increase in other expenses.

2.1. PREMIUMS
- --------------------------------------------------------------------------------
The following table shows the major components of premiums earned and PREMIUMS WRITTEN.

                                    Three Months Ended March 31
                                   1996                1995
                             ------------------  -------------------
                                 PREMIUMS           Premiums
(IN MILLIONS)                 EARNED   WRITTEN   Earned   Written
- -------------------------------------------------------------------
Voluntary production:
Commercial lines               $ 346    $  344   $  303   $  317
Personal lines                   157       153      157      148
Surety                            37        41       36       40
                             --------------------------------------
Total voluntary direct
    production                   540       538      496      505
Ceded reinsurance*               (45)      (29)     (36)     (40)
                             --------------------------------------
     Net voluntary production    495       509      460      465
Alternative risk transfer*         6         3        6        4
Pools and associations            17        10       16        3
Other premium adjustments          1         -        1       (4)
                             --------------------------------------
     Total primary               519       522      483      468
                             --------------------------------------
Assumed reinsurance:
     Finite risk*                 36        43       26       48
     Traditional risk             81        86       71       81
                             --------------------------------------
Total assumed                    117       129       97      129
                             --------------------------------------
Total segment                 $  636    $  651   $  580   $  597
                             --------------------------------------
*SEE GLOSSARY OF TERMS

Premiums earned for the quarter ended March 31, 1996 increased $56 million, or almost ten percent, compared with the same period in 1995. The increase was experienced across most product lines, particularly Commercial Lines and assumed reinsurance. Direct voluntary premiums written in the first quarter of 1996 are six percent higher when compared with the corresponding period of 1995, primarily due to growth in Commercial Lines new business.

2.2. UNDERWRITING RESULTS
- --------------------------------------------------------------------------------
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

The table below shows underwriting gains (losses) and the statutory LOSS RATIOS by lines of property/casualty insurance.

                               Three Months Ended March 31
                               1996                   1995
                      ----------------------- ------------------------
                                    STATUTORY                Statutory
                      UNDERWRITING       LOSS  Underwriting       Loss
(DOLLARS IN MILLIONS)      RESULTS      RATIO       Results      Ratio
- ----------------------------------------------------------------------
Commercial lines            $(14)      68.9 %          $(28)    72.7 %
Personal lines               (39)      92.3             (27)    78.9
Surety                        (2)      56.2               5     36.2
Alternative risk transfer      -       78.7               -     77.5
                     -------------------------------------------------
     Total primary           (55)      75.3             (50)    72.7
Assumed reinsurance           15       59.1               2     76.1
                     -------------------------------------------------
     Total segment          $(40)      72.4 %          $(48)    73.3 %
                     -------------------------------------------------
Voluntary                   $(41)      72.4 %          $(40)    71.8 %
Involuntary                    1       71.2              (8)   134.5
                     -------------------------------------------------
     Total segment          $(40)      72.4 %          $(48)    73.3 %
                     -------------------------------------------------

Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                             Three Months Ended March 31
                                  1996            1995
- -----------------------------------------------------------
GAAP underwriting ratios:
     Loss ratio                   72.8 %          73.3 %
     Expense ratio*               33.5            34.8
     Combined ratio              106.3           108.1
Statutory underwriting ratios:
     Loss ratio                   72.4            73.3
     Expense ratio                33.4            34.7
     Combined ratio              105.8           108.0
                                ---------------------------
*SEE GLOSSARY OF TERMS

Underwriting results improved by $8 million in the first quarter 1996 when compared with the same period of 1995 despite higher catastrophe losses and significant weather related losses not designated as catastrophes. These losses were mitigated by a $30 million reduction in workers' compensation reserves as a result of the significant use of structured settlements to close medical claims in 1995. Inclusion of structured settlement payment patterns in the previously existing actuarial models for workers' compensation reserves tended to overestimate the indicated reserves. Based upon the results of revised modeling techniques a refined estimate of required reserves was developed in the first quarter of 1996. Additionally, while written premiums have increased nine percent in the current quarter, related expenses have increased only five percent, resulting in the 1.3 point decrease in the expense ratios compared with the first quarter of 1995. Underwriting results for the primary businesses for the first three months of 1995 benefited from lower catastrophe and weather related losses and an overall improvement in the quality and mix of business. However, the first quarter of 1995 also included a $3 million increase in case reserves from a pool for asbestos cases and a $2 million reserve for estimated losses incurred but not reported for the Industrial Risk Insurance pool.

Underwriting results in the first quarter of 1996 included $35 million of net catastrophe losses compared with $23 million in the same period of 1995. Gross catastrophe losses were $36 million in the first quarter of 1996 compared with $27 million in the same period of 1995. The primary businesses incurred $33 million of catastrophe losses in the first three months of 1996 from severe winter storms and floods. The assumed reinsurance business incurred most of the 1995 net catastrophe losses, recognizing estimated losses of $15 million for the January 1995 Kobe, Japan earthquake and further development of $7 million in losses on the February 1994 Los Angeles earthquake.

Underwriting results showed improvement despite continuing competitive pressures and the inflationary claims environment. Competitive pressures continue to effect underwriting results, especially in the pricing of Commercial Lines products.

During 1995, with the goal of continuing the improvement in underwriting results, USF&G realigned its product segments based on the basic drivers of its different businesses, resulting in the formation of the product-driven Commercial Lines Middle Market Group ("Middle Market") and the distribution-driven Family and Business Insurance Group ("FBIG"). The following table shows selected financial information for Middle Market and FBIG (1995 amounts are estimates, based on actual Commercial and Personal Lines results).

                            Three Months Ended March 31*
                             1996                1995
                     -----------------------------------------
                                STATUTORY           Statutory
                     PREMIUMS        LOSS Premiums       Loss
(DOLLARS IN MILLIONS) WRITTEN     RATIO**  Written    Ratio**
- --------------------------------------------------------------
Middle Market            $255      64.7 %     $226      76.0 %
FBIG                      242      88.1        239      74.6
Surety                     41      56.2         40      36.2
Alternative risk
    transfer                3      78.7          4      77.5
                     ------------------------------------------
  Total                  $541      75.3 %     $509      72.7 %
                     ------------------------------------------
* STATUTORY LOSS RATIOS FOR MIDDLE MARKET AND FBIG ARE
ESTIMATES FOR THE FULL YEAR 1995.
** REFLECTS ESTIMATES OF CERTAIN COMPONENTS SUCH AS CEDED REINSURANCE PREMIUMS AND LOSSES, LOSS DEVELOPMENT FOR YEARS
1995 AND PRIOR, AND CERTAIN UNDERWRITING EXPENSES.





2.3. LOSS RESERVES
- --------------------------------------------------------------------------------
Reserves for unpaid losses and loss expenses totaled $6.1 billion at March 31, 1996, and approximate the December 31, 1995 position. Exclusive of claims from catastrophe losses, the number of new claims reported in the first quarter of 1996 has increased 16 percent since the corresponding period of 1995, due to the significant number of weather related losses not designated as catastrophes in the 1996 period. At the same time, however, pending claims have increased only
2 percent.

USF&G categorizes long-term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims." Common circumstance claim exposures include negligent construction, environmental and asbestos claims.

Reserves for losses that have been reported and certain legal expenses are established on the "case basis." Bulk reserves are established in addition to the case reserves to reflect unreported claims and future development on reported claims. Total case and bulk reserves for these common circumstance claims, net of ceded reinsurance, comprise approximately ten percent of total net property/casualty reserves for unpaid losses and loss expenses at March 31, 1996 and December 31, 1995.

The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

                           Negligent
(IN MILLIONS)           Construction  Environmental  Asbestos
- ---------------------------------------------------------------
Total case and bulk
  reserves at
  December 31, 1995             $40          $312       $136
Losses incurred                   3             8          1
Claims paid                      (2)           (7)        (2)
                       ----------------------------------------
Total case and bulk
  reserves at
  March 31, 1996                $41          $313       $135
                       ----------------------------------------

Management believes that USF&G's reserve position is adequate relative to its exposure to environmental and asbestos matters. USF&G's customer base generally does not include large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G has traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures are generally restricted to primary coverage limits.


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

3. LIFE INSURANCE OPERATIONS
Life insurance operations ("F&G Life") represent 12 percent of USF&G's total revenues for the first quarter of 1996 compared with 14 percent for the same period of 1995. F&G Life also represents 31 percent of the assets at March 31, 1996 and December 31, 1995.

F&G Life's financial results were as follows:

                                     Three Months Ended March 31
(IN MILLIONS)                                 1996       1995
- ----------------------------------------------------------------
Premiums                                      $ 31       $ 37
Net investment income                           74         77
Policy benefits                                (80)       (93)
Underwriting and operating expenses            (14)       (16)
                                            --------------------
Income from operations before
   realized gains, facilities
   exit (costs)/sublease income,
   and income taxes                           $ 11        $ 5
                                            --------------------

Income comparisons between the first quarters of 1996 and 1995 were affected by reductions in premiums, investment income, policy benefits, and underwriting and operating expenses. Premiums declined mainly due to a reduced level of structured settlement sales in the quarter, while net investment income declined due to a reduced asset base created by the surrender of annuities. The decrease in policy benefits is due primarily to lower interest credited on a smaller annuity block of business, as well as the resetting of interest rates on new and renewal annuities. Strong expense control efforts resulted in a decrease in underwriting and operating expenses.


3.1.  SALES
- --------------------------------------------------------------------------------
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type:

                                    Three Months Ended March 31
(IN MILLIONS)                         1996            1995
- --------------------------------------------------------------
DISTRIBUTION SYSTEM:
  Direct-structured settlements       $ 21            $ 23
  Brokerage                             29              30
  National wholesaler                   20              24
  Other                                  7               7
                                     -------------------------
     Total                            $ 77            $ 84
                                     -------------------------
PRODUCT TYPE:
  Structured settlement annuities     $ 21            $ 23
  Single premium deferred annuities     23              28
  Tax sheltered annuities               20              22
  Other annuities                        9              10
  Life insurance                         4               1
                                     -------------------------
     Total                            $ 77            $ 84
                                     -------------------------

Sales decreased nine percent in the first quarter of 1996 when compared with the same period in 1995. This decrease was spread across various product types, with the majority in single premium deferred annuities ("SPDAs"). F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected products, and modifying current product offerings to meet customer needs. Despite F&G Life's attention to expanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. As a result, no assurances can be provided relative to prior sales trends. Total life insurance in force was $11.2 billion at March 31, 1996 and $11.4 billion at December 31, 1995.

3.2. POLICY SURRENDERS
- --------------------------------------------------------------------------------
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product.
F&G Life's current product offerings have surrender charges that decline from nine percent in the first policy year to zero percent by the tenth policy year. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $141 million for the three months ended March 31, 1996. This compares with $187 million for the same period in 1995. Surrender activity has decreased due primarily to a policy conservation program implemented by management. This program provided policyholders with a competitive renewal option within F&G Life once their surrender charge period had expired. As of March 31, 1996, policyholders representing approximately 18 percent of the expiring block had elected this option. An additional 26 percent of the expiring block continued under the terms of the original contract, free of surrender charges and at interest rates which are adjusted annually.

The total ACCOUNT VALUE of F&G Life's deferred annuities is $2.0 billion, 24 percent of which is surrenderable at current account value (i.e., without surrender charges). The surrender charge period on an additional $675 million of F&G Life's single premium deferred annuity products expires through the end of 1998, of which $626 million expires during the remainder of 1996. The experience thus far for $1.4 billion of SPDAs where the surrender charge period expired in the fourth quarter of 1993 through the first quarter of 1996 indicates that, on average, 54 percent of the expiring block may surrender; however, in the future, a larger percentage may surrender should interest rates trend upward. While this will put pressure on F&G Life's ability to increase assets, given the relatively high interest rates credited when these annuities were issued, overall profit margins would continue to improve as they surrender or rollover to new products with lower rates. Management believes that F&G Life, with a LIQUID ASSETS TO SURRENDER VALUE ratio of 139 percent at March 31, 1996, continues to maintain a high degree of liquidity and has the ability to meet surrender obligations for the foreseeable future.

4.  PARENT AND NONINSURANCE OPERATIONS
Parent company interest and other unallocated expenses and noninsurance operations were as follows:

                               Three Months Ended March 31
(IN MILLIONS)                      1996          1995
- --------------------------------------------------------
Parent Company Expenses:
     Interest expense              $(10)         $(10)
     Unallocated expense, net        (9)          (11)
Noninsurance Operations               -             -
                                  ----------------------
Loss from operations before
     realized gains, facilities
     exit (costs)/sublease income,
     and income taxes              $(19)         $(21)
                                  ----------------------

The results for the parent and noninsurance operations for the first quarter of 1996 were generally in line with the results for the same quarter of the prior year.

In March 1996, USF&G sold Kepner-Tregoe, Inc., its management consulting subsidiary, to a holding company formed by Kepner-Tregoe, Inc.'s management. Net income of the subsidiary for the year ended December 31, 1995 was $2 million from revenue of $39 million.

5.  INVESTMENTS
At March 31, 1996, USF&G's investment mix is comparable with year-end 1995. Long-term fixed maturities comprise 84 percent of total investments at March 31, 1996 and 85 percent at December 31, 1995. Fixed maturities and total investments have decreased due to a decline in unrealized gains in the available for sale portfolio. The table below shows the distribution of USF&G's investment portfolio.

                            AT MARCH 31,     At December 31,
(DOLLARS IN MILLIONS)              1996                1995
- ---------------------------------------------------------------
Total investments               $10,865             $11,107
                         --------------------------------------
Fixed maturities                     84 %                85 %
Common and preferred stocks           -                   1
Short-term investments                3                   3
Mortgage loans and real
   estate                             9                   8
Other invested assets                 4                   3
                         --------------------------------------
   Total                            100 %               100 %
                         --------------------------------------

5.1. NET INVESTMENT INCOME
- --------------------------------------------------------------------------------
The following table shows the components of net investment income.

                                  Three Months Ended March 31
(DOLLARS IN MILLIONS)                1996            1995
- -------------------------------------------------------------
Net investment income from:
     Fixed maturities                $165            $165
     Common and preferred stocks        1               1
     Short-term investments             4               6
     Mortgage loans and
        real estate                    10              12
     Other investment income, net
        of interest expense on
        funds held                      4               5
                             --------------------------------
  Total investment income             184             189
Investment expenses                    (4)             (4)
                             --------------------------------
        Net investment income        $180            $185
                             --------------------------------
Average annualized yields:
  Total investments                   6.7 %           6.9 %
  Fixed maturities                    7.3 %           7.4 %
                             --------------------------------

Investment income has decreased $5 million or three percent when compared with 1995. Interest on short-term investments has decreased due to lower short-term interest rates and a lower average short-term investment base. Investment income on mortgage loans and real estate for the first quarter of 1996 declined primarily due to a lower investment base, resulting from the sales of certain mortgage loans in 1995. Other investment income includes $5 million and $8 million for the quarters ending March 31, 1996 and 1995, respectively, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. The decrease in earnings from RenaissanceRe primarily related to $2 million of income that was realized in 1995 as a result of a recapitalization of the company. Future income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent to the property/casualty reinsurance industry. Also netted against other investment income is interest credited to funds held on assumed reinsurance contracts of $5 million and $7 million for the quarters ended March 31, 1996 and 1995, respectively.

5.2. REALIZED GAINS (LOSSES)
- --------------------------------------------------------------------------------
The components of net realized gains (losses) include the following:

                                 Three Months Ended March 31
(IN MILLIONS)                        1996             1995
- ------------------------------------------------------------
Net gains from sales:
     Fixed maturities                 $ 1              $ 1
     Common and preferred stocks        -                1
     Mortgage loans and
        real estate                     4                1
     Other                              6                4
                                   -------------------------
        Total net gains from sales     11                7
Impairments                             -               (3)
                                   -------------------------
     Net realized gains               $11              $ 4
                                   -------------------------

Other realized gains primarily relate to USF&G's share of gains from its equity in certain venture capital type limited partnerships. Impairments relate to specific investments and are realized when the decline in fair value is deemed other than temporary, or when the fair value is significantly less than book value and it is probable that the investment will be sold before any recovery in value can occur.

5.3. UNREALIZED GAINS (LOSSES)
- --------------------------------------------------------------------------------
The components of the changes in unrealized gains (losses) were as follows:

                              Three Months Ended March 31
(DOLLARS IN MILLIONS)                                1996
- ------------------------------------------------------------
Fixed maturities available for sale                 $(280)
Deferred policy acquisition costs
      and policy benefits adjustment                   51
Equity securities                                       1
Other                                                  42
                                                   ---------
     Total                                         $ (186)
                                                   ---------

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains (losses) reported as a component of shareholders' equity. Yields on 2- to 30-year maturities increased an average of 69 basis points during the first quarter of 1996, which reduced the unrealized gain on fixed maturities available for sale from $340 million at December 31, 1995 to $60 million at March 31, 1996. This was partially offset by a related change in F&G Life's deferred policy acquisition costs ("DPAC") and policy benefits adjustment from an unrealized loss of $73 million at December 31, 1995 to an unrealized loss of $22 million at March 31, 1996. This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in unrealized gains on other investments primarily relates to USF&G's share of unrealized gains from its equity interests in certain venture capital type limited partnerships.


5.4. FIXED MATURITY INVESTMENTS
- --------------------------------------------------------------------------------
The tables below detail the composition of the fixed maturity portfolio.

                                AT MARCH 31,     At December 31,
(DOLLARS IN MILLIONS)              1996                1995
- -----------------------------------------------------------------
Corporate and other
   investment-grade bonds       $5,373   59%      $5,361   59%
Mortgage-backed securities       1,684   19        1,739   19
Asset-backed securities            983   11          999   11
U.S. Government bonds              337    4          380    4
High-yield bonds*                  613    7          599    7
Tax-exempt bonds                    35    -           40    -
                               ---------------------------------
     Total fixed maturities
        at amortized cost        9,025  100%       9,118  100%
Total market value of fixed
     maturities                  9,085             9,458
                               ---------------------------------
Net unrealized gains           $    60            $  340
                               ---------------------------------
Percent market-to-amortized cost        101%              104%
                               ---------------------------------
*SEE GLOSSARY OF TERMS

Increasing interest rates, which resulted in declining bond prices, were responsible for the three percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1995.

Debt obligations of the U.S. Government and its agencies and other investment-grade bonds comprised 93 percent of the portfolio at March 31, 1996 and December 31, 1995. The following table shows the credit quality of the long-term fixed maturity portfolio as of March 31, 1996.

                                                      Percent
                                                      Market-to-
                         Amortized             Market Amortized
(DOLLARS IN MILLIONS)        Cost  Percent      Value      Cost
- ------------------------------------------------------------------
U.S. Government and
  U.S. Government Agencies $1,962       22%    $1,989       101%
AAA                         1,451       16      1,458       101
AA                          1,478       16      1,467        99
A                           2,453       27      2,471       101
BBB                         1,068       12      1,091       102
Below BBB-                    613        7        609        99
                         -----------------------------------------
     Total                 $9,025      100%    $9,085       101%
                         -----------------------------------------

USF&G's holdings in high-yield bonds comprised seven percent of the total fixed maturity portfolio at March 31, 1996, and December 31, 1995. Of the total high-yield bond portfolio, 67 percent is held by the life insurance segment, representing 11 percent of F&G Life's total investments.

The table below illustrates the credit quality of USF&G's high-yield bond portfolio as of March 31, 1996.

                                                       Percent
                                                    Market-to-
                       Amortized             Market  Amortized
(DOLLARS IN MILLIONS)       Cost  Percent     Value       Cost
- ------------------------------------------------------------------
BB                          $384      63%      $378         99%
B                            221      36        224        101
CCC and lower                  8       1          7         87
                       -------------------------------------------
     Total                  $613     100%      $609         99%
                       -------------------------------------------

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

At March 31, 1996, USF&G's five largest investments in high-yield bonds totaled $97 million in amortized cost and had a market value of $86 million. None of these investments individually exceeded $30 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and less than one percent of the total fixed maturity portfolio.


5.5. MORTGAGE LOANS AND REAL ESTATE
- --------------------------------------------------------------------------------
The table below shows the components of USF&G's mortgage loan and real estate investment portfolio:


(IN MILLIONS)        AT MARCH 31, 1996    At December 31, 1995
- --------------------------------------------------------------
Mortgage loans                   $269                    $254
Equity real estate, net           658                     653
                     -----------------------------------------
     Total                       $927                    $907
                     -----------------------------------------

The increase in real estate from December 31, 1995 is primarily due to first quarter 1996 new loan originations.

USF&G's real estate investment strategy emphasizes diversification by geographic region and property type. The diversification of USF&G's mortgage loan and real estate portfolio at March 31, 1996, is as follows:

GEOGRAPHIC REGION              TYPE OF PROPERTY
- ------------------------------------------------------------
Pacific/Mountain        35%    Office                 45%
Midwest                 24     Land                   23
Mid-Atlantic            18     Apartments             17
Southeast               12     Retail/other            9
Northeast                6     Industrial              6
Southwest                5

USF&G adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the first quarter of 1996. The standard includes a requirement that impairments in the value of real estate investments be recorded as direct reductions in the carrying value of those investments. USF&G's prior practice was to establish valuation allowances for impairment to specific investments where impairment is deemed other than temporary. The adoption of this standard did not have a material effect on USF&G's financial statements since existing valuation allowances of $85 million were applied against the related impaired investments reducing the cost basis of those investments. A $10 million valuation allowance remaining at March 31, 1996 applies to the mortgage loan portfolio.

Mortgage loan and real estate investments are evaluated on a quarterly basis as part of management's asset quality review process. This process ensures that the financial and operating aspects of a property's performance are closely monitored and analyzed. At March 31, 1996, USF&G's five largest real estate investments had a book value of $303 million. The largest single investment was a land development project located in San Diego, California with a book value of $86 million, or nine percent of the total real estate portfolio.

Although USF&G anticipates that any sales of real estate will be in an orderly fashion as and when market conditions permit, if USF&G was required to dispose of a significant portion of its real estate in the near term, it is likely that it would recover amounts substantially less than the related carrying values. Prospectively, efforts will continue to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

6. FINANCIAL CONDITION
6.1. ASSETS
- --------------------------------------------------------------------------------
USF&G's assets totaled $14.6 billion at March 31, 1996, compared with $14.7 billion at December 31, 1995. The decrease is primarily a result of the $186 million decrease in net unrealized gains.

6.2. DEBT
- --------------------------------------------------------------------------------
USF&G's corporate debt totaled $569 million at March 31, 1996, compared with $591 million at December 31, 1995. The decrease in debt is directly attributable to the repurchase of $20 million of Zero Coupon Convertible Subordinated Notes.

On January 6, 1996, $75 million was drawn against the committed credit facility to repay the balance due upon maturity of the previously outstanding 5 1/2% Swiss Franc Bonds. Subject to market conditions, USF&G plans to refinance or repurchase other outstanding debt over the next several years.

On April 12, 1996, USF&G entered into a 5 year, $80 million notional principle, fixed for floating interest rate swap. This instrument effectively converts the 7 1/8% Senior Notes to floating rate debt with an initial rate of approximately 5.6%.

6.3. SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
USF&G's shareholders' equity totaled $1.8 billion at March 31, 1996, compared with $2.0 billion at December 31, 1995. The decrease is primarily the result of the $186 million decrease in net unrealized gains. In addition, shareholders' equity increased due to net income of $57 million less $11 million in common and preferred stock dividends.


6.4. CAPITAL STRATEGY
- --------------------------------------------------------------------------------
In April 1996, USF&G announced a plan to repurchase up to five million shares of the corporation's common stock. The purchases will be made from time to time via open market purchases, block trades, or as otherwise determined by management.
The timing and amount of purchases will depend on market conditions and corporate requirements. The purchases will be funded primarily through excess parent company cash flow.

7. LIQUIDITY
7.1. CASH FLOW
- --------------------------------------------------------------------------------
USF&G had cash flow from operations of $54 million and $55 million for the quarters ended March 31, 1996 and 1995, respectively. USF&G has generated positive cash flow from operations for seven consecutive quarters generally as a result of premium growth and the overall improvement in underwriting fundamentals and expense control. In addition, deposits and withdrawals of universal life and investment contracts, such as annuities, had net cash outflows of $79 million in the first quarter of 1996 compared with $125 million in the first quarter of 1995 as a result of decreased SPDA surrender activity.

7.2. CREDIT FACILITIES
- --------------------------------------------------------------------------------
At March 31, 1996, USF&G maintained a $250 million committed credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $78 million at March 31, 1996. There were no borrowings against the facility at December 31, 1995. The increase in borrowings is a result of the use of the facility to repay the balance due upon maturity of the 5 1/2% Swiss Franc Bonds and to repurchase Zero Coupon Convertible Subordinated Notes. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at March 31, 1996 and December 31, 1995.

In addition, at March 31, 1996, USF&G maintained a $150 million foreign currency credit facility. There were no borrowings on the foreign currency credit facility as of March 31, 1996.

7.3. MARKETABLE SECURITIES
- --------------------------------------------------------------------------------
USF&G's fixed-income, equity security, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed-income securities was $9.1 billion at March 31, 1996, which represents 101 percent of its amortized cost. At March 31, 1996, equity securities, which are reported at market value in the balance sheet, totaled $37 million. Short-term investments totaled $364 million.

7.4. LIQUIDITY RESTRICTIONS
- --------------------------------------------------------------------------------
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as United States Fidelity and Guaranty Company ("USF&G Company") and Fidelity and Guranty Life Insurance Company, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve-month period, would be in excess of ten percent of the subsidiary's statutory POLICYHOLDERS' SURPLUS as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty-day period has expired and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition.

Effective June 1 and December 29, 1995, respectively, USF&G Company and F&G Life, with the Commissioner's consent, paid extraordinary dividends to USF&G Corporation. Because any dividends paid during the immediately preceding twelve-month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which USF&G Company or F&G Life would propose to pay in the twelve-month periods beginning June 1 and December 29, 1995, respectively, would be deemed extraordinary dividends and subject to the thirty-day notice period described above. The application of the thirty-day notice requirement to dividends of these subsidiaries is not expected to materially affect the liquidity of USF&G Corporation.

8.  REGULATION
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. This regulatory structure, which generally operates through state insurance departments, involves the licensing of insurance companies and agents, limitations on the nature and amount of certain investments, restrictions on the amount of single insured risks, approval of policy forms and rates, setting of capital requirements, limitations on dividends, limitations on the ability to withdraw from certain lines of business such as personal lines and workers' compensation, and other matters. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. Proposals to adopt a federal regulatory framework have also been discussed. It is not possible to predict the future impact of increasing state or potential federal regulation on USF&G's operations. Additional information regarding legal and regulatory contingencies may be found in Note 9, "Legal Contingencies," to the condensed consolidated financial statements, as well as in USF&G's 1995 Annual Report to Shareholders.

9.  GLOSSARY OF TERMS
ACCOUNT VALUE: Deferred annuity cash value available to policyholders before the assessment of surrender charges.

ALTERNATIVE RISK TRANSFER: A form of insurance through which a company self-insures the predictable frequency portion of its own losses and purchases insurance for the less frequent, high severity losses that could have a major financial impact on the company.

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

FINITE RISK REINSURANCE: Reinsurance arrangements providing coverage at lower margins than traditional risk reinsurance in return for a lower probability of loss to the reinsurer.

HIGH-YIELD BONDS: Fixed maturity investments with a credit rating below the equivalent of Standard & Poor's "BBB-". In addition, nonrated fixed maturities that, in the judgment of USF&G, have credit characteristics similar to those of a fixed maturity rated below BBB- are considered high-yield bonds.

LIQUID ASSETS TO SURRENDER VALUE: SAP-basis liquid assets (publicly traded bonds, stocks, cash, and short-term investments) divided by surrenderable policy liabilities, net of surrender charges. A measure of a life insurance company's ability to meet liquidity needs in case of policy surrenders.

LOSS RATIO: The ratio of incurred losses and loss expenses to earned premiums, determined in accordance with SAP or GAAP, as applicable. The difference between SAP and GAAP relates to deposit accounting for GAAP related to certain financial reinsurance assumed.

POLICYHOLDERS' SURPLUS: The net assets of an insurer as reported to regulatory agencies based on accounting practices prescribed or permitted by the National Association of Insurance Commissioners and the state of domicile.

PREMIUMS EARNED: The portion of premiums written applicable to the expired period of policies.

PREMIUMS WRITTEN:  Premiums retained by an insurer.

REINSURANCE: For a consideration, an assuming insurer agrees to indemnify a ceding insurer against all or part of the loss the latter may sustain under the policy or policies it has issued. The legal rights of the insured are not affected by the transaction and the ceding insurer remains liable to the insured for payment of policy benefits.

UNDERWRITING RESULTS: Property/casualty pretax operating results excluding investment results, policyholders' dividends, and noninsurance activities; generally, premiums earned less losses and loss expenses incurred and "underwriting" expenses incurred.

USF&G CORPORATION                    PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBITS.

Exhibit 4A.   Credit and Reimbursement Agreement dated as of March 29,
                    1996 among USF&G Corporation and Morgan Guaranty Trust Company of New York, as agent.
Exhibit 4B.   Credit Agreement dated as of March 29, 1996 among USF&G
                    Corporation and Deutsche Bank AG, as agent.
Exhibit 11.   Computation of Earnings per Share.
Exhibit 12.   Computation of Ratio of Consolidated Earnings to Fixed
                    Charges and Preferred Stock Dividends.
Exhibit 15.   Letter Regarding Unaudited Interim Financial
                    Information.

(B) REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the first quarter of 1996.

USF&G CORPORATION                    EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                                                                                   Three Months Ended March 31
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)                                                          1996                     1995
                                                                                             ---------------------------------------
NET INCOME AVAILABLE TO COMMON STOCK
     Primary:
          Net income                                                                                $  57                    $  49
          Less preferred stock dividend requirements                                                   (5)                      (8)
                                                                                             ---------------------------------------
                    Net income available to common stock                                            $  52                    $  41
                                                                                             ---------------------------------------
     Fully diluted:
          Net income                                                                                $  57                    $  49
          Less preferred stock dividend requirements                                                   (4)                      (4)
          Add interest expense on convertible notes                                                     1                        1
                                                                                             ---------------------------------------
                    Net income available to common stock                                            $  54                    $  46
                                                                                             ---------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary common shares                                                                    119,633,350              107,155,309
                                                                                             ---------------------------------------
     Fully diluted:
          Common shares                                                                       119,633,350              107,155,309
          Assumed conversion of preferred stock                                                 2,308,106               14,026,292
          Assumed exercise of stock options                                                     1,529,202                1,020,338
          Assumed conversion of zero coupon convertible subordinated notes                      6,979,647                7,227,255
                                                                                             ---------------------------------------
               Total                                                                          130,450,305              129,429,194
                                                                                             ---------------------------------------
EARNINGS PER COMMON SHARE
     Primary (A)                                                                                    $ .43                    $ .39
     Fully diluted (B)                                                                              $ .42                    $ .36
                                                                                             ---------------------------------------


(A) SHARES ISSUABLE UNDER STOCK OPTIONS (1,529,202 SHARES IN 1996 AND 1,016,560
IN 1995) HAVE NOT BEEN USED AS COMMON STOCK EQUIVALENTS IN THE COMPUTATION OF
PRIMARY EARNINGS PER COMMON SHARE PRESENTED ON THE FACE OF THE CONDENSED
CONSOLIDATED STATEMENT OF OPERATIONS BECAUSE THE DILUTIVE EFFECT IS NOT
MATERIAL.

(B) FULLY DILUTED EARNINGS PER COMMON SHARE AMOUNTS ARE CALCULATED ASSUMING THE
CONVERSION OF ALL SECURITIES WHOSE CONTINGENT ISSUANCE WOULD HAVE A DILUTIVE
EFFECT ON EARNINGS. THE CALCULATIONS ASSUME THE CONVERSION OF PREFERRED STOCK
SERIES B AND THE ZERO COUPON CONVERTIBLE SUBORDINATED NOTES, AS WELL AS SHARES
ISSUABLE UNDER STOCK OPTIONS. THE 1995 CALCULATION ALSO ASSUMES THE CONVERSION
OF PREFERRED STOCK SERIES C.


USF&G CORPORATION                    EXHIBIT 12 - COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES AND
                                                            PREFERRED STOCK DIVIDENDS (UNAUDITED)



                                                                                                  Three Months Ended March 31
(DOLLARS IN MILLIONS)                                                                         1996                         1995
                                                                                       --------------------------------------------
FIXED CHARGES
     Interest expense                                                                         $ 10                         $ 10
     Portion of rents representative of interest                                                 3                            5
                                                                                       --------------------------------------------
          Total fixed charges                                                                   13                           15
     Preferred stock dividend requirements (A)                                                   5                            8
                                                                                       --------------------------------------------
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS                                          $ 18                         $ 23
                                                                                       --------------------------------------------

CONSOLIDATED EARNINGS AVAILABLE FOR FIXED CHARGES AND PREFERRED
     STOCK DIVIDENDS
     Income from operations before income taxes                                               $ 57                         $ 49
     Adjustments:
     Fixed charges                                                                              13                           15
                                                                                       --------------------------------------------
     Consolidated earnings available for fixed charges and
          preferred stock dividends                                                           $ 70                         $ 64
                                                                                       --------------------------------------------

RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES (B)                                            5.2                          4.2
RATIO OF CONSOLIDATED EARNINGS TO COMBINED FIXED
     CHARGES AND PREFERRED STOCK DIVIDENDS (B)                                                 3.9                          2.8
                                                                                       --------------------------------------------


(A) PREFERRED STOCK DIVIDEND REQUIREMENTS OF $5 MILLION IN 1996 AND $8 MILLION
IN 1995 DIVIDED BY 100% LESS THE EFFECTIVE INCOME TAX RATE OF 0.5% IN 1996 AND
0.8% IN 1995.

(B) THE RATIO OF CONSOLIDATED EARNINGS BEFORE FACILITIES EXIT (COSTS)/SUBLEASE
INCOME TO FIXED CHARGES WAS 5.1 AND 3.9 FOR 1996 AND 1995, RESPECTIVELY. THE
RATIO OF CONSOLIDATED EARNINGS BEFORE FACILITIES EXIT (COSTS)/SUBLEASE INCOME TO
COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS WAS 3.8 AND 2.6 FOR 1996
AND 1995, RESPECTIVELY.

USF&G  CORPORATION      EXHIBIT 15 - LETTER REGARDING UNAUDITED INTERIM
                        FINANCIAL INFORMATION



USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-63333, and 33-65471
on Form S-3; and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095,
33-38113, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671,
33-59535 and 33-64839 on Form S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended March 31, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                     ERNST & YOUNG LLP







Baltimore, Maryland
May 14, 1996

USF&G CORPORATION                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.











                             USF&G Corporation



                             By  /s/  DAN L. HALE
                                      Dan L. Hale

                             Executive Vice President and
                             Chief Financial Officer















Dated at Baltimore, Maryland
May 14, 1996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q





                                USF&G CORPORATION




For the Quarter Ended                                     Commission File Number
March 31, 1996                                                            1-8233




     A copy of all other of the Corporation's Exhibits to the March 31, 1996 Form 10-Q report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., corporate secretary, at the corporate headquarters:
                                100 Light Street
                            Baltimore, Maryland 21202