Form 10-Q
period 1996-06-30
USF&G CORP
filed 1996-08-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 1996                                                             1-8233


                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
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


Common Stock, Par Value $2.50; 117,844,371 shares outstanding as of August 9, 1996.

USF&G CORPORATION   Contents



PART I. Financial Information

Item 1.    Financial Statements:
           Condensed Consolidated Statement of Financial Position      3
           Condensed Consolidated Statements of Operations             4
           Condensed Consolidated Statements of Cash Flows             6
           Notes to Condensed Consolidated Financial Statements        8
           Report of Independent Auditors                             11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

PART II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                           22
           Exhibit 11- Computation of Earnings Per Share              23
           Exhibit 12- Computation of Ratio of Consolidated Earnings
             to Fixed Charges and Preferred Stock Dividends           24
           Exhibit 15- Letter Regarding Unaudited Interim Financial
             Information                                              25

Signature                                                             26

USF&G CORPORATION  Condensed Consolidated Statement of Financial Position (Unaudited)

                                                                                        At June 30              At December 31
(dollars in millions except per share data)                                                 1996                         1995
                                                                                     -----------------------------------------------
Assets
  Investments:
   Fixed maturities available for sale, at market (cost, 1996, $8,924; 1995, $9,118)     $ 8,881                      $ 9,458
   Common and preferred stocks, at market (cost, 1996, $42; 1995, $70)                        40                           65
   Short-term investments                                                                    390                          288
   Mortgage loans                                                                            325                          254
   Real estate                                                                               634                          653
   Other invested assets                                                                     485                          389
                                                                                     -----------------------------------------------
 Total investments                                                                        10,755                       11,107
                                                                                     -----------------------------------------------
  Cash                                                                                        41                          119
  Accounts, notes, and other receivables                                                     785                          795
  Reinsurance receivables                                                                    759                          604
  Servicing carrier receivables                                                              679                          699
  Deferred policy acquisition costs                                                          501                          434
  Other assets                                                                               905                          893
                                                                                     -----------------------------------------------
 Total assets                                                                            $14,425                      $14,651
                                                                                     -----------------------------------------------

Liabilities
  Unpaid losses, loss expenses, and policy benefits                                      $ 9,607                      $ 9,816
  Unearned premiums                                                                        1,154                        1,055
  Corporate debt                                                                             583                          591
  Real estate and other debt                                                                  16                           16
  Other liabilities                                                                        1,298                        1,189
                                                                                     -----------------------------------------------
 Total liabilities                                                                        12,658                       12,667
                                                                                     -----------------------------------------------
Shareholders' Equity
  Preferred stock, par value $50.00 (12,000,000 shares authorized;
    shares issued, 1996 and 1995, 4,277,460)                                                    213                          213
  Common stock, par value $2.50 (240,000,000 shares authorized;
    shares issued, 1996, 117,954,715; 1995, 119,606,095)                                        295                          299
  Paid-in capital                                                                          1,169                        1,188
  Net unrealized gains (losses) on investments and foreign currency                          (25)                         271
  Minimum pension liability                                                                 (100)                        (100)
  Retained earnings                                                                          215                          113
                                                                                     -----------------------------------------------
 Total shareholders' equity                                                                1,767                        1,984
                                                                                     -----------------------------------------------
 Total liabilities and shareholders' equity                                              $14,425                      $14,651
                                                                                     -----------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION  Condensed Consolidated Statement of Operations (Unaudited)
                                                                                                    Three Months Ended June 30
(dollars in millions except per share data)                                                       1996                        1995
                                                                                            ----------------------------------------
Revenues
  Premiums earned                                                                                 $674                        $659
  Net investment income                                                                            181                         182
  Other                                                                                              2                          14
                                                                                            ----------------------------------------
   Revenues before net realized gains                                                              857                         855
  Net realized gains on investments                                                                  1                           1
                                                                                            ----------------------------------------
   Total revenues                                                                                  858                         856
                                                                                            ----------------------------------------
Expenses
  Losses, loss expenses, and policy benefits                                                       536                         551
  Underwriting, acquisition, and operating expenses                                                257                         247
  Interest expense                                                                                  10                          12
  Facilities exit costs/(sublease income)                                                          (12)                          -
                                                                                            ----------------------------------------
   Total expenses                                                                                  791                         810
                                                                                            ----------------------------------------
  Income from operations before income taxes                                                        67                          46
  Provision for income taxes                                                                         -                           -
                                                                                            ----------------------------------------
 Net income                                                                                       $ 67                        $ 46
                                                                                            ----------------------------------------

  Preferred stock dividend requirements                                                              5                           7
                                                                                            ----------------------------------------
 Net income available to common stock                                                             $ 62                        $ 39
                                                                                            ----------------------------------------

Primary Earnings Per Common Share                                                                 $.52                        $.35
                                                                                            ----------------------------------------

Fully Diluted Earnings Per Common Share                                                           $.50                        $.33
                                                                                            ----------------------------------------

Weighted average common shares outstanding (000s):
   Primary                                                                                     119,190                     110,565
   Fully diluted                                                                               128,978                     130,022
                                                                                            ----------------------------------------
Dividends declared per common share                                                               $.05                        $.05
                                                                                            ----------------------------------------

See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION  Condensed Consolidated Statement of Operations (Unaudited)
                                                                                                     Six Months Ended June 30
(dollars in millions except per share data)                                                       1996                        1995
                                                                                            ----------------------------------------
Revenues
  Premiums earned                                                                               $1,341                      $1,276
  Net investment income                                                                            361                         367
  Other                                                                                             11                          26
                                                                                            ----------------------------------------
   Revenues before net realized gains                                                            1,713                       1,669
  Net realized gains on investments                                                                 12                           5
                                                                                            ----------------------------------------
   Total revenues                                                                                1,725                       1,674
                                                                                            ----------------------------------------
Expenses
  Losses, loss expenses, and policy benefits                                                     1,079                       1,069
  Underwriting, acquisition, and operating expenses                                                516                         494
  Interest expense                                                                                  20                          22
  Facilities exit costs/(sublease income)                                                          (14)                         (6)
                                                                                            ----------------------------------------
   Total expenses                                                                                1,601                       1,579
                                                                                            ----------------------------------------
  Income from operations before income taxes                                                       124                          95
  Provision for income taxes                                                                         -                           -
                                                                                            ----------------------------------------
 Net income                                                                                      $ 124                       $  95
                                                                                            ----------------------------------------

  Preferred stock dividend requirements                                                             10                          15
                                                                                            ----------------------------------------
 Net income available to common stock                                                            $ 114                       $  80
                                                                                            ----------------------------------------

Primary Earnings Per Common Share                                                                $ .95                       $ .73
                                                                                            ----------------------------------------

Fully Diluted Earnings Per Common Share                                                          $ .91                       $ .69
                                                                                            ----------------------------------------

Weighted average common shares outstanding (000s):
   Primary                                                                                     119,411                     108,870
   Fully diluted                                                                               129,709                     129,996
                                                                                            ----------------------------------------
Dividends declared per common share                                                              $ .10                       $ .10
                                                                                            ----------------------------------------

See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION  Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                                      Three Months Ended June 30
     (in millions)                                                                                    1996                    1995
                                                                                                  ----------------------------------
     Operating Activities
       Direct premiums collected                                                                     $ 533                   $ 486
       Net investment income collected                                                                 190                     209
       Direct losses, loss expenses and policy benefits paid                                          (438)                   (433)
       Net reinsurance activity                                                                        (34)                      1
       Underwriting and operating expenses paid                                                       (142)                   (171)
       Interest paid                                                                                   (16)                    (10)
       Income taxes paid                                                                                (3)                     (2)
       Other items, net                                                                                  5                      21
                                                                                                  ----------------------------------
        Net cash provided from operating activities                                                     95                     101
                                                                                                  ----------------------------------
     Investing Activities
       Net (purchases) sales and maturities of short-term investments                                  (26)                     60
       Sales of fixed maturities held to maturity                                                        -                       6
       Maturities/repayments of fixed maturities held to maturity                                        -                      27
       Purchases of fixed maturities available for sale                                               (200)                   (276)
       Sales of fixed maturities available for sale                                                     93                     105
       Maturities/repayments of fixed maturities available for sale                                    192                      91
       Purchases of equities and other investments                                                    (100)                    (42)
       Sales, maturities, and repayments of equities and other investments                              61                      76
       Purchases of property and equipment                                                             (17)                     (7)
       Disposals of property and equipment                                                               -                       -
                                                                                                  ----------------------------------
        Net cash provided from investing activities                                                      3                      40
                                                                                                  ----------------------------------
     Financing Activities
       Deposits for universal life and investment contracts                                             89                      90
       Withdrawals of universal life and investment contracts                                         (245)                   (195)
       Net borrowings of short-term debt                                                                24                    (227)
       Long-term borrowings                                                                              -                     228
       Repayments of long-term borrowings                                                              (11)                    (15)
       Issuances of common stock                                                                         3                       4
       Repurchases of common stock                                                                     (26)                      -
       Cash dividends paid to shareholders                                                             (11)                    (12)
                                                                                                  ----------------------------------
        Net cash used in financing activities                                                         (177)                   (127)
                                                                                                  ----------------------------------
       (Decrease) increase in cash                                                                     (79)                     14
       Cash at beginning of period                                                                     120                      83
                                                                                                  ----------------------------------
        Cash at end of period                                                                        $  41                    $ 97
                                                                                                  ----------------------------------

     See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION  Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                                                         Six Months Ended June 30
     (in millions)                                                                                    1996                    1995
                                                                                                  ----------------------------------
     Operating Activities
       Direct premiums collected                                                                    $1,052                  $1,005
       Net investment income collected                                                                 364                     376
       Direct losses, loss expenses and policy benefits paid                                          (858)                   (878)
       Net reinsurance activity                                                                        (23)                     73
       Underwriting and operating expenses paid                                                       (358)                   (411)
       Interest paid                                                                                   (21)                    (21)
       Income taxes paid                                                                                (3)                     (2)
       Other items, net                                                                                 (4)                     14
                                                                                                  ----------------------------------
        Net cash provided from operating activities                                                    149                     156
                                                                                                  ----------------------------------
     Investing Activities
       Net (purchases) sales and maturities of short-term investments                                 (102)                    150
       Sales of fixed maturities held to maturity                                                        -                       6
       Maturities/repayments of fixed maturities held to maturity                                        -                      53
       Purchases of fixed maturities available for sale                                               (419)                   (448)
       Sales of fixed maturities available for sale                                                    145                     132
       Maturities/repayments of fixed maturities available for sale                                    452                     166
       Purchases of equities and other investments                                                    (147)                    (53)
       Sales, maturities, and repayments of equities and other investments                             150                     143
       Purchases of property and equipment                                                             (26)                    (13)
       Disposals of property and equipment                                                               2                       -
                                                                                                  ----------------------------------
        Net cash provided from investing activities                                                     55                     136
                                                                                                  ----------------------------------
     Financing Activities
       Deposits for universal life and investment contracts                                            167                     168
       Withdrawals of universal life and investment contracts                                         (401)                   (397)
       Net borrowings of short-term debt                                                                29                    (227)
       Long-term borrowings                                                                              -                     229
       Repayments of long-term borrowings                                                              (32)                    (15)
       Issuances of common stock                                                                         3                       4
       Repurchases of common stock                                                                     (26)                      -
       Cash dividends paid to shareholders                                                             (22)                    (26)
                                                                                                  ----------------------------------
        Net cash used in financing activities                                                         (282)                   (264)
                                                                                                  ----------------------------------
       (Decrease) increase in cash                                                                     (78)                     28
       Cash at beginning of period                                                                     119                      69
                                                                                                  ----------------------------------
        Cash at end of period                                                                        $  41                   $  97
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

Note 2 Review of Independent Auditors
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three- and six-month periods ended June 30, 1996 and 1995. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

Note 5 Supplemental Cash Flow Information
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:
                              Three Months Ended    Six Months Ended
                                        June 30       June 30
(in millions)                        1996   1995   1996   1995
- ----------------------------------------------------------------
Net income                           $ 67   $ 46   $124   $ 95

Adjustments to reconcile net income
to net cash provided from operating
activities:
  Realized gains on investments        (1)    (1)   (12)    (5)
  Facilities exit costs/(sublease
     income)                          (12)     -    (14)    (6)
  Change in insurance liabilities     100    100    131    127
  Change in deferred policy
     acquisition costs                (17)     9      1     28
  Change in receivables               (75)   (41)  (127)   (63)
  Change in other liabilities         (31)     6     33     (3)
  Change in other assets               56     (6)     2    (12)
  Other items, net                      8    (12)    11     (5)
                                     ---------------------------
   Net cash provided from operating
   activities                        $ 95   $101   $149   $156
                                     ---------------------------

Note 6 Unrealized Gains (Losses) on Investments
At June 30, 1996, gross unrealized gains and gross unrealized losses pertaining to investments in common and preferred stocks totaled $1 million and $3 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $27 million and $2 million, respectively. At June 30, 1996, there were gross unrealized gains of $108 million and gross unrealized losses of $151 million pertaining to fixed maturities available for sale. There were also $5 million of gross unrealized losses relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments and foreign currency amounted to a loss of $296 million during the six months ended June 30, 1996, compared with a gain of $203 million during the six months ended June 30, 1995.

Note 7 Proceeds From Sales of Fixed Maturity Investments
In December 1995, USF&G reclassified all of its fixed maturities previously classified as "held to maturity" to "available for sale". During the six-month period ended June 30, 1995, proceeds from sales of fixed maturities held to maturity were $6 million. The 1995 sales were based on evidence of significant deterioration of the issuers' creditworthiness. Gross losses of less than $1 million were realized on those sales. Proceeds from sales of fixed maturities available for sale were $145 million for the six months ended June 30, 1996, compared with $132 million for the same period in 1995. Gross gains and gross losses of $5 million and $8 million, respectively, were realized on 1996 sales. Gross gains and gross losses of $2 million were realized on 1995 sales.

Note 8 Facilities Exit Costs
During 1994, USF&G committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. Facilities exit costs of $183 million were recorded in the fourth quarter of 1994, representing the present value of the rent and other operating expenses to be incurred under the lease on USF&G's office building (the "Tower") from the time USF&G vacates the building through the expiration of the lease in 2009. Facilities exit costs recorded in 1994 did not consider any potential future sublease income, as such income was neither probable nor reasonably estimable at that time. To the extent that additional or extended subleases are subsequently negotiated, the present value of income to be received over the term of those subleases is recognizable in the period such income becomes probable and reasonably estimable. Net income for the six months ended June 30, 1996 and 1995 includes sublease income of $2 million and $6 million, respectively, recognized as a result of entering into new or renegotiated sublease agreements. There were no subleases negotiated in the second quarter of 1996.

In the second quarter of 1996, USF&G recognized a $12 million benefit as a separate item captioned "facilities exit costs/(sublease income)" in the Condensed Consolidated Statement of Operations. The benefit relates primarily to reduced property tax assessments on the Tower resulting from a settlement reached with the State of Maryland and the City of Baltimore. This adjustment to the facilities exit cost reserve represents the difference between the present value of the new property tax assessments estimated to be paid through the end of the Tower lease, and the present value of the originally estimated property taxes which were included in the facilities exit costs recognized in 1994.

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

On February 14, 1995, the trial court granted the defendants' motion to dismiss the complaint. The plaintiffs appealed the trial court's dismissal of the case and on July 16, 1996 the North Carolina Court of Appeals affirmed the dismissal of the plaintiffs' first claim for relief, which is premised on alleged excessive rates, but reversed the trial court's decision to dismiss the plaintiffs' second claim for relief, which is premised on employers allegedly being improperly shifted from the voluntary market to the assigned risk market as a result of stricter underwriting caused by high residual market burdens. The plaintiffs are seeking review of the decision by the North Carolina Supreme Court with respect to the appellate court's decision to affirm the dismissal of their first claim for relief, and the defendants may also seek review of the appellate court's decision not to affirm the dismissal of the plaintiffs' second claim for relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

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

The parties to the litigation have reached a settlement agreement subject to court approval. The settlement agreement requires the defendants to seek approval from the Alabama Insurance Department for changes in the Alabama's workers' compensation system designed to facilitate the depopulation of the Alabama workers' compensation assigned risk market. In addition, the settlement calls for the establishment and funding of a special committee to study ways to improve the management and operation of the Alabama workers' compensation assigned risk plan, and payment of attorneys fees. A hearing to review the settlement is scheduled for November 12, 1996. If the settlement is approved, the impact on USF&G is expected to be immaterial.

Note 10 Subsequent Events
On July 24, 1996, USF&G entered into a definitive agreement to sell its interest in Chancellor Capital Management, Inc. ("Chancellor"). United States Fidelity and Guaranty Company, a wholly-owned subsidiary of USF&G Corporation, holds an approximate 44.5% ownership interest in Chancellor. If the transaction closes in accordance with the agreement, then USF&G expects to report a realized gain of approximately $75 million.

Effective August 1, 1996, Fidelity and Guaranty Life Insurance Company ("F&G Life"), a wholly-owned subsidiary of USF&G Corporation, entered into a coinsurance contract with an unaffiliated life insurance company to cede a significant portion of F&G Life's remaining block of single premium deferred annuities. The block has a current account value of approximately $950 million. The transaction is not expected to have a material effect on USF&G's earnings.

USF&G CORPORATION  Report of Independent Auditors



Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of June 30, 1996 and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


Baltimore, Maryland
August 12, 1996

USF&G CORPORATION Management's Discussion and Analysis of Financial Condition and Results of Operations

This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G") and explains the results of operations for the quarter and six months ended June 30, 1996. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter and six months ended June 30, 1996 are compared with those for the same periods of 1995 unless otherwise noted. Financial position at June 30, 1996 is compared with December 31, 1995.

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

Index
1. Consolidated Results                                 12
2. Property/Casualty Insurance Operations               13
3. Life Insurance Operations                            16
4. Parent and Noninsurance Operations                   17
5. Investments                                          17
6. Financial Condition                                  19
7. Liquidity                                            19
8. Regulation                                           20
9. Glossary of Terms                                    21

1. Consolidated Results
The table below shows the major components of net income.


                                     Three Months   Six Months
                                         Ended        Ended
                                        June 30      June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Income from operations before
  realized gains, facilities exit
  (costs)/sublease income, and
  income taxes                        $54    $45   $ 98   $84
Net realized gains on investments       1      1     12     5
Facilities exit (costs)/sublease
  income                               12      -     14     6
Provision for income taxes              -      -      -     -
                                      -------------------------
Net income                            $67    $46   $124   $95
                                      -------------------------


The table below shows the components by major business segment of income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes.

                                     Three Months  Six Months
                                         Ended       Ended
                                        June 30     June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Property/casualty insurance           $ 59  $ 59   $111  $115
Life insurance                          12     6     23    12
Parent and noninsurance                (17)  (20)   (36)  (43)
                                      -------------------------
Income from operations before
  realized gains, facilities exit
  (costs)/sublease income, and
  income taxes                        $ 54  $ 45   $ 98  $ 84
                                      -------------------------

Property/casualty segment income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the six months ended June 30, 1996 declined $4 million when compared with the same period of the previous year. The decline is primarily related to increased catastrophe losses and other significant weather related losses incurred during the first quarter of 1996. The continued improvement in the life insurance segment is principally due to improving profit margins on annuity products. Parent and noninsurance operations improved primarily due to lower interest expense on corporate debt and reduced parent company operating expenses.

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

A $12 million reduction of the facilities exit cost reserve was included in net income for the quarter ended June 30, 1996. This adjustment relates primarily to reduced property tax assessments on the Tower resulting from a settlement reached with the State of Maryland and the City of Baltimore.

Additionally, USF&G recognized $2 million and $6 million of sublease income related to the Tower in the first quarters of 1996 and 1995, respectively.

2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 87 percent of USF&G's revenues in the second quarter of 1996 compared with 85 percent in the same period of 1995. Financial results for this segment are as follows:

                                      Three Months    Six Months
                                         Ended         Ended
                                        June 30        June 30
(in millions)                        1996    1995   1996    1995
- -------------------------------------------------------------------
Premiums earned*                    $ 632   $ 614  $1,268  $1,193
Losses and loss expenses incurred    (450)   (449)   (913)   (874)
Underwriting expenses                (217)   (207)   (431)   (409)
                                    -------------------------------
Net underwriting loss                 (35)    (42)    (76)    (90)
Net investment income                 109     108     218     219
Other revenues and expenses, net      (15)     (7)    (31)    (14)
                                    -------------------------------
Income from operations before
 realized gains, facilities exit
 (costs)/sublease income, and
 income taxes                       $  59   $  59  $  111  $  115
                                    -------------------------------
*See Glossary of Terms

Improved underwriting results in the second quarter of 1996 were offset by an increase in other expenses, related to a swing in foreign currency gains/losses, resulting in no change in income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the period when compared with the second quarter of 1995. The underwriting improvement for the first half of 1996, is attributable to premium growth, and a refinement of workers' compensation reserves, offset somewhat by significant catastrophe losses and other severe weather related losses incurred in the first quarter of 1996. Increased policyholders' dividends and foreign currency translation losses were the primary reasons for the increase in other expenses for the first half of 1996.

2.1. Premiums
- --------------------------------------------------------------------------------
The following tables show the major components of premiums earned and premiums written.

                                   Three Months Ended June 30
                                   1996                1995
                             ------------------  -----------------
                                 Premiums           Premiums
(in millions)                 Earned   Written   Earned   Written
- ------------------------------------------------------------------
Voluntary direct:
Commercial lines                $332      $380     $313     $357
Personal lines                   159       161      159      157
Surety                            41        46       39       45
                             -------------------------------------
Total voluntary direct           532       587      511      559
Ceded reinsurance*               (35)      (38)     (39)     (43)
                             -------------------------------------
  Net voluntary                  497       549      472      516
Alternative risk transfer*         6         6        6        9
Pools and associations            12        12       20       15
Other premium adjustments         (1)       (3)       -       (4)
                             -------------------------------------
  Total primary                  514       564      498      536
                             -------------------------------------
Assumed reinsurance:
  Finite risk*                    43        53       55       50
  Traditional risk                75        67       61       57
                             -------------------------------------
Total assumed                    118       120      116      107
                             -------------------------------------
Total segment                   $632      $684     $614     $643
                             -------------------------------------
*See Glossary of Terms

                                    Six Months Ended June 30
                                   1996                1995
                             ------------------  -------------------
                                 Premiums           Premiums
(in millions)                 Earned   Written   Earned   Written
- ------------------------------------------------------------------
Voluntary direct:
Commercial lines              $  667    $  725   $  616   $  675
Personal lines                   316       313      316      306
Surety                            78        87       75       85
                             -------------------------------------
Total voluntary direct         1,061     1,125    1,007    1,066
Ceded reinsurance                (69)      (67)     (76)     (84)
                             -------------------------------------
  Net voluntary                  992     1,058      931      982
Alternative risk transfer         12         9       12       12
Pools and associations            29        22       36       18
Other premium adjustments          -        (3)       1       (8)
                             -------------------------------------
  Total primary                1,033     1,086      980    1,004
                             -------------------------------------
Assumed reinsurance:
  Finite risk                     79        96       80       98
  Traditional risk               156       153      133      138
                             -------------------------------------
Total assumed                    235       249      213      236
                             -------------------------------------
Total segment                 $1,268    $1,335   $1,193   $1,240
                             -------------------------------------

Premiums earned for the quarter ended June 30, 1996 increased $18 million, or approximately three percent, compared with the same period in 1995. Direct voluntary premiums written in the second quarter and the first half of 1996 are $28 million and $59 million higher, respectively, over the same periods of 1995. The Commercial Insurance Group ("CIG") (refer to Section 2.2 of this Analysis) has experienced the greatest growth during these periods. The results reflect the implementation of management's strategy to grow the excess and surplus lines business and specialty segments such as real estate, technology and transportation, with the expectations of higher profit margins.

2.2. Underwriting results
- --------------------------------------------------------------------------------
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

The following tables show underwriting gains (losses) and the statutory loss ratios by lines of property/casualty insurance.

                               Three Months Ended June 30
                              1996                   1995
                     ----------------------- ----------------------
                                  Statutory               Statutory
(dollars in          Underwriting      Loss  Underwriting      Loss
millions)                 Results     Ratio       Results     Ratio
- -------------------------------------------------------------------
Commercial lines            $(28)    74.4%        $(32)     77.2%
Personal lines               (21)    77.6          (22)     76.5
Surety                        (1)    47.8            -      33.4
Alternative risk
   transfer                    1     78.4            -      78.5
                     ----------------------------------------------
  Total primary              (49)    73.7          (54)     74.3
Assumed reinsurance           14     60.4           12      67.2
                     ----------------------------------------------
  Total segment             $(35)    71.2%        $(42)     73.0%
                     ----------------------------------------------
Voluntary                   $(38)    71.7%        $(40)     72.6%
Involuntary                    3     44.0           (2)     86.3
                     ----------------------------------------------
  Total segment             $(35)    71.2%        $(42)     73.0%
                     ----------------------------------------------


                               Six Months Ended June 30
                              1996                  1995
                     ----------------------- --------------------
                                   Statutory            Statutory
(dollars in          Underwriting       Loss Underwriting    Loss
millions)                 Results      Ratio      Results   Ratio
- -----------------------------------------------------------------
Commercial lines           $ (43)    71.6%       $ (56)   75.0%
Personal lines               (60)    85.0          (48)   77.7
Surety                        (3)    51.7            1    34.7
Alternative risk
  transfer                     1     78.5            -    78.0
                     --------------------------------------------
  Total primary             (105)    74.5         (103)   73.5
Assumed reinsurance           29     59.8           13    71.2
                     --------------------------------------------
  Total segment            $ (76)    71.8%       $ (90)   73.1%
                     --------------------------------------------
Voluntary                  $ (80)    72.0%       $ (79)   72.2%
Involuntary                    4     60.0          (11)  107.2
                     --------------------------------------------
  Total segment            $ (76)    71.8%       $ (90)   73.1%
                     --------------------------------------------

Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                           Three Months         Six Months
                               Ended              Ended
                              June 30            June 30
(in millions)              1996     1995      1996     1995
- --------------------------------------------------------------
GAAP underwriting
ratios:
  Loss ratio               71.2%    73.1%     72.0%    73.2%
  Expense ratio*           34.4     33.8      34.0     34.3
  Combined ratio          105.6    106.9     106.0    107.5
Statutory underwriting
ratios:
  Loss ratio               71.2     73.0      71.8     73.1
  Expense ratio            33.3     33.6      33.4     34.1
  Combined ratio          104.5    106.6     105.2    107.2
*See Glossary of Terms

Underwriting results improved by $7 million and $14 million for the quarter and six months ended June 30, 1996, respectively, when compared to the corresponding periods of 1995. These favorable results are primarily driven by premium growth, continued overall improvement in the quality and mix of business, and continued expense management. The primary business' expense ratio decreased 1.7 points in the second quarter of 1996 compared with the second quarter of 1995. These improvements were offset by higher catastrophe losses and significant weather related losses not designated as catastrophes. In addition, 1996 results benefited from a $30 million reduction in workers' compensation reserves in the first quarter of 1996. These reductions were made as a result of the significant use of structured settlements to close medical claims in 1995. Inclusion of structured settlement payment patterns in the previously existing actuarial models for workers' compensation reserves tended to overestimate the indicated reserves. Based upon the results of revised modeling techniques, a refined estimate of required reserves was developed in the first quarter of 1996. The favorable results for assumed reinsurance for the first half of 1996 are due to lower catastrophe losses when compared to the same period of 1995.

Underwriting results in the second quarter and the first half of 1996 included $19 million and $54 million of net catastrophe losses, respectively, compared with $15 million and $37 million in the same periods of 1995. The primary businesses incurred $51 million of catastrophe losses in the first half of 1996, primarily from severe winter storms and floods. The assumed reinsurance business incurred most of the first half of 1995's net catastrophe losses, recognizing estimated losses of $12 million for the January 1995 Kobe, Japan earthquake and further development of $4 million in losses on the February 1994 Los Angeles earthquake. The $3 million of catastrophe losses incurred by the assumed reinsurance business in 1996 are due to development on prior year occurrences such as Hurricane Marilyn.

Underwriting results showed improvement despite continuing competitive pressures and the inflationary claims environment. Competitive pressures continue to affect underwriting results, especially in the pricing of Commercial Lines products.

During 1995, with the goal of continuing the improvement in underwriting results, USF&G realigned its product segments based on the basic drivers of its different businesses, resulting in the formation of the product-driven Commercial Insurance Group ("CIG") (formerly, Commercial Lines Middle Market Group) and the distribution-driven Family and Business Insurance Group ("FBIG"). CIG includes the mid- and large-size account standard commercial business, the specialty commercial segments, and excess and surplus lines. FBIG includes the personal lines and small-size account commercial business. USF&G's field operations are being rationalized to fit the distribution strategy of each group. FBIG will consolidate its premium processing and underwriting operations into three Centers for Agency Services, while USF&G's branch offices will primarily support CIG. The following tables show selected financial information by business group (1995 amounts are estimates, based on actual Commercial and Personal Lines results).

                             Three Months Ended June 30
                             1996                1995*
                     -----------------------------------------
                       Direct   Statutory   Direct  Statutory
(dollars in          Premiums        Loss Premiums       Loss
millions)             Written     Ratio**  Written    Ratio**
- --------------------------------------------------------------
CIG                      $281      74.9%      $257      76.0%
FBIG                      260      76.0        257      74.6
Surety                     46      47.8         45      33.4
                     ------------------------------------------
 Total                   $587      73.6%      $559      74.3%
                     ------------------------------------------

                              Six Months Ended June 30
                             1996                1995*
                     -----------------------------------------
                       Direct   Statutory   Direct  Statutory
(dollars in          Premiums        Loss Premiums       Loss
millions)             Written     Ratio**  Written    Ratio**
- --------------------------------------------------------------
CIG                    $  536      69.7%    $  485      76.0%
FBIG                      502      82.1        496      74.6
Surety                     87      51.7         85      34.7
                     ------------------------------------------
 Total                 $1,125      74.5%    $1,066      73.5%
                     ------------------------------------------
* Statutory loss ratios for CIG and FBIG are estimates for the full year 1995. ** Reflects estimates of certain components such as ceded reinsurance premiums and losses, loss development for years 1995 and prior, and certain underwriting expenses.

2.3. Loss reserves
- --------------------------------------------------------------------------------
Reserves for unpaid losses and loss expenses totaled $6.1 billion at June 30, 1996, and approximate the December 31, 1995 position.

USF&G categorizes long-term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims". Common circumstance claim exposures include negligent construction, environmental and asbestos claims.

Reserves for losses that have been reported and certain legal expenses are established on the "case basis". Bulk reserves are established in addition to the case reserves to reflect unreported claims and future development on reported claims. Total case and bulk reserves for these common circumstance claims, net of ceded reinsurance, comprise approximately eight percent of total net property/casualty reserves for unpaid losses and loss expenses at June 30, 1996 and December 31, 1995.

The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

                           Negligent
(in millions)           Construction  Environmental  Asbestos
- ---------------------------------------------------------------
Total case and bulk
  reserves at
  December 31, 1995             $40          $312       $136
Losses incurred                   7            12          2
Claims paid                      (5)          (14)        (2)
                       ----------------------------------------
Total case and bulk
reserves at June 30, 1996       $42          $310       $136
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

3. Life Insurance Operations
Life insurance operations ("F&G Life") represent 13 percent of USF&G's total revenues for the first six months of 1996 compared with 14 percent for the same period of 1995. F&G Life also represents 30 percent of the assets at June 30, 1996 compared with 31 percent at December 31, 1995.

F&G Life's financial results are as follows:

                                     Three Months   Six Months
                                        Ended         Ended
                                        June 30      June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Premiums                              $ 42 $  45  $  73 $  83
Net investment income                   73    77    147   154
Policy benefits                        (86) (102)  (166) (195)
Underwriting and operating expenses    (17)  (14)   (31)  (30)
                                      -------------------------
Income from operations before
  realized gains, facilities exit
  (costs)/sublease income, and
  income taxes                        $ 12 $   6  $  23 $  12
                                      -------------------------

Income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the life insurance segment improved $6 million and $11 million for the quarter and six months ended June 30, 1996 when compared with the corresponding periods of the previous year. The improvement is primarily due to improved interest rate spreads which yielded higher profit margins on the segment's book of business. The spreads between interest credited on annuity and other products and the income on invested assets are improving as the older block of low-margin single premium deferred annuities ("SPDAs") surrenders and is replaced by newer products with higher margins. Premiums declined mainly due to a reduced level of structured settlement sales in the quarter and six months ended June 30, 1996, while net investment income declined due to a reduced asset base created by the surrender of annuities. The decrease in policy benefits is due primarily to lower interest credited on a smaller annuity block of business, as well as the resetting of interest rates on new and renewal annuities.

3.1. Sales
- --------------------------------------------------------------------------------
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                     Three Months  Six Months
                                        Ended        Ended
                                       June 30      June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Distribution System:
 Direct-structured settlements        $21    $30  $ 42  $ 53
 Brokerage                             44     37    73    68
 National wholesaler                   19     24    38    47
 Other                                  4      8    11    15
                                      -------------------------
  Total                               $88    $99  $164  $183
                                      -------------------------
Product Type:
 Structured settlement annuities      $21    $30  $ 42  $ 53
 Single premium deferred annuities     39     33    62    62
 Tax sheltered annuities               18     22    38    43
 Other annuities                        6      9    15    19
 Life insurance                         4      5     7     6
                                      -------------------------
  Total                               $88    $99  $164  $183
                                      -------------------------

Sales decreased eleven percent in the second quarter of 1996 when compared with the same period in 1995. This decrease was spread across various product types, with the largest decrease occurring in structured settlement annuities. F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected products, and modifying current product offerings to meet customer needs. Despite F&G Life's attention to expanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. Total life insurance in force was $11.1 billion at June 30, 1996 compared with $11.4 billion at December 31, 1995.

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

Policy surrenders totaled $224 million and $365 million for the quarter and six months ended June 30, 1996. This compares with $166 million and $352 million for the same periods in 1995. Surrender activity on a large block of SPDAs that were originally sold through major stock brokerage firms represents, on average, 71 percent of total surrenders. Relatively low interest rates and increased competition from other investment vehicles resulted in the increased surrenders as more of these stock broker-sold policies reached the expiration of their surrender charge period in the first six months of 1996 than during the same period of 1995.

Effective August 1, 1996, F&G Life entered into a coinsurance contract with an unaffiliated life insurance company to cede 100 percent of the remaining block of stock broker-sold SPDAs. The block ceded has a current account value of approximately $950 million. The transaction, which is not expected to have a material effect on earnings, removes an underperforming block of business that had significant exposure to changes in current interest rates from F&G Life's direct obligations. Additionally, the agreement will result in a significant improvement in cash flow related to reduced surrender activity and will enable redeployment of capital to other marketing and/or investment opportunities.

4. Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and noninsurance operations are as follows:

                                      Three Months  Six Months
                                         Ended       Ended
                                        June 30     June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Parent Company Expenses:
  Interest expense                    $ (9) $(11)  $(19) $(21)
  Unallocated expense, net              (9)  (12)   (18)  (24)
Noninsurance operations                  1     3      1     2
                                      -------------------------
Loss from operations before
  realized gains, facilities exit
  (costs)/sublease income, and
  income taxes                        $(17) $(20)  $(36) $(43)
                                      -------------------------

Parent and noninsurance operations show a decrease in loss from operations before realized gains, facilities exit (costs)/sublease income, and income taxes of $3 million and $7 million for the quarter and six months ended June 30, 1996. The decreases are primarily attributable to reduced interest expense due to the refinancing of corporate debt, and reduced parent company operating expenses. In the second quarter of 1996, these decreases were partially offset by the absence of net income from Kepner-Tregoe, Inc., a management consulting subsidiary, which was sold in March 1996.

5. Investments
At June 30, 1996, USF&G's investment mix is comparable with year-end 1995. Fixed maturities and total investments have decreased slightly due to a decline in unrealized gains in the fixed maturities portfolio. The table below shows the distribution of USF&G's investment portfolio.

(dollars in millions)    At June 30, 1996  At December 31, 1995
- ---------------------------------------------------------------
Total investments               $10,755             $11,107
                         --------------------------------------
Fixed maturities                     83%                 85%
Common and preferred
  stocks                              -                   1
Short-term investments                4                   3
Mortgage loans and real
   estate                             9                   8
Other invested assets                 4                   3
                         --------------------------------------
   Total                            100%                100%
                         --------------------------------------

5.1. Net investment income
- --------------------------------------------------------------------------------
The following table shows the components of net investment income.

                                      Three Months  Six Months
                                         Ended        Ended
                                        June 30      June 30
(dollars in millions)                 1996  1995   1996  1995
- ---------------------------------------------------------------
Net investment income from:
  Fixed maturities                    $164  $167   $329  $332
  Common and preferred stocks            1     1      2     2
  Short-term investments                 4     5      8    11
  Mortgage loans and real estate        10    12     20    24
  Other investment income, net of
   interest expense on funds held        5     2      9     7
                                      -------------------------
  Total investment income              184   187    368   376
Investment expenses                     (3)   (5)    (7)   (9)
                                      -------------------------
   Net investment income              $181  $182   $361  $367
                                      -------------------------
Average annualized yields:
Total investments                      6.9%  6.8%   6.8%  6.9%
Fixed maturities                       7.3   7.4    7.3   7.4
                                      -------------------------

Investment income for the six months ended June 30, 1996 has decreased $6 million, or two percent, when compared with the same period in 1995. Interest on short-term investments has decreased due to lower short-term interest rates and a lower average short-term investment base. Investment income on mortgage loans and real estate for the first half of 1996 declined primarily due to a lower investment base, resulting from the sales of certain mortgage loans in 1995. Other investment income includes $5 million and $7 million for the second quarter 1996 and 1995, respectively, and $9 million and $15 million for the six months ended June 30, 1996 and 1995, respectively, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. Income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent to the property/casualty reinsurance industry. Also netted against other investment income is interest credited to funds held on assumed reinsurance contracts of $5 million and $9 million for the second quarter 1996 and 1995, respectively, and $11 million and $15 million for the six months ended June 30, 1996 and 1995, respectively.

5.2. Realized gains (losses)
- --------------------------------------------------------------------------------
The components of net realized gains (losses) include the following:

                                      Three Months  Six Months
                                         Ended        Ended
                                        June 30      June 30
(in millions)                         1996  1995   1996  1995
- ---------------------------------------------------------------
Net gains (losses):
  Fixed maturities                    $(2)   $ -   $(1)  $ -
  Common and preferred stocks           -      -     -     2
  Mortgage loans and real estate        -      -     4     1
  Other                                 4      7    10    11
                                      -------------------------
   Total net gains (losses)             2      7    13    14
Impairments                            (1)    (6)   (1)   (9)
                                      -------------------------
  Net realized gains                  $ 1    $ 1   $12   $ 5
                                      -------------------------

Other realized gains primarily relate to USF&G's share of gains from its equity in certain venture capital-type limited partnerships. Impairments relate to specific investments and are realized when the decline in fair value is deemed other than temporary, or when the fair value is significantly less than book value and it is probable that the investment will be sold before any recovery in value can occur. Realized gains on mortgage loans and real estate for the six months ended June 30, 1996 resulted from the sale of properties in the first quarter of 1996.

5.3. Unrealized gains (losses)
- --------------------------------------------------------------------------------
The components of the changes in unrealized gains (losses) were as follows:

                                  Six Months Ended June 30
(in millions)                                         1996
- -----------------------------------------------------------
Fixed maturities available for sale                  $(383)
Deferred policy acquisition costs
  and policy benefits adjustment                        68
Common and preferred stocks                              3
Foreign currency and other                              16
                                                   ---------
  Total                                              $(296)
                                                   ---------

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains (losses) reported as a component of shareholders' equity. Yields on U.S. Treasuries with 2- to 30-year maturities increased an average of 104 basis points during the first half of 1996, which reduced the unrealized gain on fixed maturities available for sale from $340 million at December 31, 1995 to an unrealized loss of $43 million at June 30, 1996. This was partially offset by a related change in F&G Life's deferred policy acquisition costs ("DPAC") and policy benefits adjustment from an unrealized loss of $73 million at December 31, 1995 to an unrealized loss of $5 million at June 30, 1996. This adjustment is made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in unrealized gains on other investments primarily relates to USF&G's share of unrealized gains from its equity interests in certain venture capital-type limited partnerships.

5.4. Investment portfolios
- --------------------------------------------------------------------------------
The table below details the composition of the fixed maturity portfolio.

                                  At June 30,    At December 31,
(dollars in millions)                   1996               1995
- -----------------------------------------------------------------
Corporate and other
  investment-grade bonds        $5,370    60%      $5,361    59%
Mortgage-backed securities       1,632    18        1,739    19
Asset-backed securities            926    11          999    11
U.S. Government bonds              367     4          380     4
High-yield bonds*                  596     7          599     7
Tax-exempt bonds                    33     -           40     -
                               ---------------------------------
  Total fixed maturities at
   amortized cost                8,924   100%       9,118   100%
Total market value of fixed
  maturities                     8,881              9,458
                               ---------------------------------
Net unrealized gains (losses)   $  (43)            $  340
                               ---------------------------------
Percent market-to-amortized cost         100%               104%
                               ---------------------------------
*See Glossary of Terms

Increasing interest rates, which resulted in declining bond prices, were responsible for the four percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1995.

The table below shows the components of USF&G's mortgage loan and real estate investment portfolio.


(in millions)      At June 30, 1996        At December 31, 1995
- ---------------------------------------------------------------
Mortgage loans                 $325                        $254
Equity real estate, net         634                         653
                     ------------------------------------------
  Total                        $959                        $907
                     ------------------------------------------


The increase in mortgage loans from December 31, 1995 is primarily due to new loan originations in the first half of 1996. This increase was partly offset by the sale of equity real estate, including three land parcels.

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

6. Financial Condition
6.1. Assets
- --------------------------------------------------------------------------------
USF&G's assets totaled $14.4 billion at June 30, 1996, compared with $14.7 billion at December 31, 1995. The decrease is primarily a result of the $296 million decrease in net unrealized gains (losses).

6.2. Debt
- --------------------------------------------------------------------------------
USF&G's corporate debt totaled $583 million at June 30, 1996, compared with $591 million at December 31, 1995. The decrease in debt is a result of the repurchase of $32 million of Zero Coupon Convertible Subordinated Notes, offset by an increase in the balance due under the committed credit facility.

In January 1996, $75 million was drawn against the committed credit facility to repay the balance due upon maturity of the previously outstanding 5 1/2% Swiss Franc Bonds. During the first half of 1996, another $27 million was drawn against the facility to fund the repurchase of Zero Coupon Convertible Subordinated Notes. Subject to market conditions, USF&G plans to refinance or repurchase other outstanding debt over the next several years.

In April 1996, USF&G entered into a 5-year, $80 million notional principle, fixed-for-floating interest rate swap. This instrument effectively converts the 7 1/8% Senior Notes to floating rate debt with an effective rate of approximately 5.6% at June 30, 1996.

6.3. Shareholders' equity
- --------------------------------------------------------------------------------
USF&G's shareholders' equity totaled $1.8 billion at June 30, 1996, compared with $2.0 billion at December 31, 1995. The decrease is the result of the $296 million decrease in net unrealized gains (losses), the repurchase of $26 million of the corporation's common stock, and $22 million in common and preferred stock dividends. Net income of $124 million partly offset these decreases.

6.4. Capital strategy
- --------------------------------------------------------------------------------
In April 1996, USF&G announced a plan to repurchase up to five million shares of its common stock. The purchases are made from time to time via open market purchases, block trades, or as otherwise determined by management, and are funded primarily through excess parent company cash flow. The timing and amount of purchases depends on market conditions and corporate requirements. Through August 9, 1996, approximately 2.2 million shares have been repurchased. In conjunction with the stock repurchase program, USF&G also sold 300,000 put options on its common stock during the second quarter of 1996. These put options mature in the third quarter of this year.

7. Liquidity
7.1. Cash flow
- --------------------------------------------------------------------------------
USF&G had cash flow from operations of $95 million and $149 million for the quarter and six months ended June 30, 1996, respectively. For the corresponding periods of 1995, cash flow from operations totaled $101 million and $156 million, respectively. USF&G has generated positive cash flow from operations for eight consecutive quarters generally as a result of premium growth and the overall improvement in basic underwriting and expense control.

Deposits and withdrawals of universal life and investment contracts, such as annuities, had net cash outflows of $156 million and $234 million in the second quarter and first half of 1996, respectively, which is higher than the $105 million and $229 million in the corresponding periods of 1995 due to increased SPDA surrender activity. As a result of F&G Life ceding a significant portion of the remaining SPDA block, cash outflows for surrender activity are expected to decrease in the future (refer to Section 3.2 of this Analysis).

7.2. Credit facilities
- --------------------------------------------------------------------------------
At June 30, 1996, USF&G maintained a $250 million committed credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $102 million at June 30, 1996. There were no borrowings against the facility at December 31, 1995. The increase in borrowings is a result of the use of the facility to repay the balance due upon maturity of the 5 1/2%
Swiss Franc Bonds and to repurchase Zero Coupon Convertible Subordinated Notes. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at June 30, 1996 and December 31, 1995.

In addition, at June 30, 1996, USF&G maintained a $150 million foreign currency credit facility. There were no borrowings on this credit facility as of June 30, 1996.

7.3. Marketable securities
- --------------------------------------------------------------------------------
USF&G's fixed maturity, common and preferred stocks, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed maturities investments was $8.9 billion at June 30, 1996, which represents 99.5 percent of its amortized cost. At June 30, 1996, investments in common and preferred stocks, which are reported at market value in the Condensed Consolidated Statement of Financial Position, totaled $40 million. Short-term investments totaled $390 million.

7.4. Liquidity restrictions
- --------------------------------------------------------------------------------
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as United States Fidelity and Guaranty Company and Fidelity and Guaranty Life Insurance Company, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve-month period, would be in excess of ten percent of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty-day period has expired and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition.

Effective December 29, 1995, F&G Life, with the Commissioner's consent, paid extraordinary dividends to USF&G Corporation. Because any dividends paid during the immediately preceding twelve-month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which F&G Life would propose to pay in the twelve-month period beginning December 29, 1995, would be deemed extraordinary dividends and subject to the thirty-day notice period described above. The application of the thirty-day notice requirement to dividends of F&G Life is not expected to materially affect the liquidity of USF&G Corporation.

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

USF&G CORPORATION  Part II. Other Information

Item 4. Submission of Matters to a Vote of Shareholders

(a) The 1996 Annual Meeting of Shareholders was held May 15, 1996.

(b) and (c) The shareholders elected all proposed nominees for directors to a term of one year. The elections were uncontested and all nominees were currently directors of USF&G Corporation. The following table provides the voting tabulation for each nominee:

                                 For         Withheld
H. Furlong Baldwin            102,670,603     1,046,720
Michael J. Birck              102,727,768       989,555
Norman P. Blake, Jr.          102,545,940     1,171,383
George L. Bunting, Jr.        102,697,584     1,019,739
Robert E. Davis               102,598,119     1,119,204
Dale F. Frey                  102,746,603       970,720
Robert E. Gregory, Jr.        102,788,493       928,830
Robert J. Hurst               101,172,737     2,544,586
Wilbur G. Lewellen            102,708,304     1,009,019
Henry A. Rosenberg, Jr.       102,643,822     1,073,501
Larry P. Scriggins            101,030,684     2,686,639
Anne Marie Whittemore         100,980,834     2,736,489
R. James Woolsey              100,946,019     2,771,304


Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.

Exhibit 11. Computation of Earnings Per Share.
Exhibit 12. Computation of Ratio of Consolidated Earnings to
  Fixed Charges and Preferred Stock Dividends.
Exhibit 15. Letter Regarding Unaudited Interim Financial
  Information.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter of 1996.

The registrant filed a Form 8-K on July 24, 1996, reporting under Item 5, Other Events, certain information related to an agreement entered into under which United States Fidelity and Guaranty Company, a wholly-owned subsidiary of the registrant, will sell its approximate 44.5% interest in Chancellor Capital Management, Inc.

USF&G CORPORATION  Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                                                                                        Six Months Ended June 30
(dollars in millions except per share data)                                                          1996                     1995
                                                                                             ---------------------------------------
Net Income Available to Common Stock
  Primary:
   Net income                                                                                       $ 124                     $ 95
   Less preferred stock dividend requirements                                                         (10)                     (15)
                                                                                             ---------------------------------------
  Net income available to common stock                                                              $ 114                     $ 80
                                                                                             ---------------------------------------
  Fully Diluted:
   Net income                                                                                       $ 124                     $ 95
   Less preferred stock dividend requirements                                                          (8)                      (8)
   Add interest expense on convertible notes                                                            2                        3
                                                                                             ---------------------------------------
  Net income available to common stock                                                              $ 118                     $ 90
                                                                                             ---------------------------------------
Weighted Average Shares Outstanding
  Primary common shares (A)                                                                   119,411,427              108,869,519
                                                                                             ---------------------------------------
  Fully Diluted (B):
   Common shares                                                                              119,411,427              108,869,519
   Assumed conversion of preferred stock                                                        2,308,106               12,615,617
   Assumed exercise of stock options                                                            1,636,528                1,283,417
   Assumed conversion of zero coupon convertible subordinated notes                             6,352,827                7,227,255
                                                                                             ---------------------------------------
 Total                                                                                        129,708,888              129,995,808
                                                                                             ---------------------------------------
Earnings Per Common Share
  Primary (A)                                                                                       $ .95                     $.73
  Fully diluted (B)                                                                                 $ .91                     $.69
                                                                                             ---------------------------------------


(A) Shares issuable under stock options (1,550,319 shares in 1996 and 861,463 in 1995) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed
Consolidated Statement of Operations because the dilutive effect is not material.

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


USF&G CORPORATION  Exhibit 12 - Computation of Ratio of Consolidated Earnings to Fixed Charges and Preferred Stock Dividends



                                                                                                 Six Months Ended June 30
(dollars in millions)                                                                         1996                         1995
                                                                                       --------------------------------------------
Fixed Charges
  Interest expense                                                                            $ 20                         $ 22
  Portion of rents representative of interest                                                    7                           10
                                                                                       --------------------------------------------
   Total fixed charges                                                                          27                           32
  Preferred stock dividend requirements (A)                                                     10                           15
                                                                                       --------------------------------------------
Combined Fixed Charges and Preferred Stock Dividends                                          $ 37                         $ 47
                                                                                       --------------------------------------------

Consolidated Earnings Available for Fixed Charges and Preferred
  Stock Dividends
  Income from operations before income taxes                                                  $124                         $ 95
  Adjustment:
   Fixed charges                                                                                27                           32
                                                                                       --------------------------------------------
  Consolidated earnings available for fixed charges and
   preferred stock dividends                                                                  $151                         $127
                                                                                       --------------------------------------------

Ratio of Consolidated Earnings to Fixed Charges                                                5.5                          4.0

Ratio of Consolidated Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                                                        4.1                          2.7
                                                                                       --------------------------------------------


(A) Preferred stock dividend requirements of $10 million in 1996 and $15 million in 1995 divided by 100% less the effective income tax rate of 0% in 1996 and 0.6% in 1995.


USF&G CORPORATION  Exhibit 15 - Letter Regarding Unaudited Interim Financial
                   Information

USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-63333, and 33-65471
on Form S-3; and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095,
33-38113, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671,
33-59535, 33-64839 and 333-04359 on Form S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended June 30, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                     ERNST & YOUNG LLP







Baltimore, Maryland
August 12, 1996

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















Dated at Baltimore, Maryland
August 12, 1996