Form 10-Q
period 1996-09-30
USF&G CORP
filed 1996-11-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 1996                                                        1-8233


                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
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


    Common Stock, Par Value $2.50; 115,652,747 shares outstanding as of November 12, 1996.

USF&G CORPORATION Contents

PART I. Financial Information

Item 1.    Financial Statements:
           Condensed Consolidated Statement of Financial Position              3
           Condensed Consolidated Statements of Operations                     4
           Condensed Consolidated Statements of Cash Flows                     6
           Notes to Condensed Consolidated Financial Statements                8
           Report of Independent Auditors                                     12

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13

PART II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   23
           Exhibit 11- Computation of Earnings Per Share                      24
           Exhibit 12- Computation of Ratio of Consolidated Earnings
             to Fixed Charges and Preferred Stock Dividends                   25
           Exhibit 15- Letter Regarding Unaudited Interim
             Financial Information                                            26

Signature                                                                     27


USF&G CORPORATION Condensed Consolidated Statement of Financial Position
                  (Unaudited)


                                                                                         At September 30              At December 31
(dollars in millions except per share data)                                              1996                         1995
                                                                                     -----------------------------------------------
Assets
 Investments:
  Fixed maturities available for sale, at market (cost, 1996, $8,027; 1995, $9,118)      $ 7,993                       $9,458
  Common and preferred stocks, at market (cost, 1996, $41; 1995, $70)                         39                           65
  Short-term investments                                                                     369                          288
  Mortgage loans                                                                             340                          254
  Real estate                                                                                627                          653
  Other invested assets                                                                      489                          389
                                                                                     -----------------------------------------------
 Total investments                                                                         9,857                       11,107
                                                                                     -----------------------------------------------
 Cash                                                                                         59                          119
 Accounts, notes, and other receivables                                                      824                          795
 Reinsurance receivables                                                                   1,699                          604
 Servicing carrier receivables                                                               659                          699
 Deferred policy acquisition costs                                                           467                          434
 Other assets                                                                                962                          893
                                                                                     -----------------------------------------------
 Total assets                                                                            $14,527                      $14,651
                                                                                     -----------------------------------------------

Liabilities
 Unpaid losses, loss expenses, and policy benefits                                       $ 9,648                      $ 9,816
 Unearned premiums                                                                         1,189                        1,055
 Corporate debt                                                                              530                          591
 Real estate and other debt                                                                   16                           16
 Other liabilities                                                                         1,378                        1,189
                                                                                     -----------------------------------------------
 Total liabilities                                                                        12,761                       12,667
                                                                                     -----------------------------------------------
Shareholders' Equity
 Preferred stock, par value $50.00 (12,000,000 shares authorized;
   shares issued, 1996 and 1995, 4,277,460)                                                  213                          213
 Common stock, par value $2.50 (240,000,000 shares authorized;
   shares issued, 1996, 116,008,813; 1995, 119,606,095)                                      290                          299
 Paid-in capital                                                                           1,136                        1,188
 Net unrealized gains (losses) on investments and foreign currency                           (12)                         271
 Minimum pension liability                                                                  (100)                        (100)
 Retained earnings                                                                           239                          113
                                                                                     -----------------------------------------------
 Total shareholders' equity                                                                1,766                        1,984
                                                                                     -----------------------------------------------
 Total liabilities and shareholders' equity                                              $14,527                      $14,651
                                                                                     -----------------------------------------------

See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Operations (Unaudited)


                                                                                                  Three Months Ended September 30
(dollars in millions except per share data)                                                       1996                        1995
                                                                                            ----------------------------------------
Revenues
 Premiums earned                                                                                  $687                        $692
 Net investment income                                                                             177                         179
 Other                                                                                               3                          11
                                                                                            ----------------------------------------
  Revenues before net realized gains                                                               867                         882
 Net realized gains on investments                                                                   4                           3
                                                                                            ----------------------------------------
  Total revenues                                                                                   871                         885
                                                                                            ----------------------------------------
Expenses
 Losses, loss expenses, and policy benefits                                                        561                         551
 Underwriting, acquisition, and operating expenses                                                 265                         272
 Interest expense                                                                                   10                          12
 Facilities exit costs/(sublease income)                                                             -                           -
                                                                                            ----------------------------------------
  Total expenses                                                                                   836                         835
                                                                                            ----------------------------------------
 Income from operations before income taxes                                                         35                          50
 Provision for income taxes                                                                          -                           1
                                                                                            ----------------------------------------
 Net income                                                                                       $ 35                        $ 49
                                                                                            ----------------------------------------

 Preferred stock dividend requirements                                                               5                           8
                                                                                            ----------------------------------------
 Net income available to common stock                                                             $ 30                        $ 41
                                                                                            ----------------------------------------

Primary Earnings Per Common Share                                                                 $.26                        $.37
                                                                                            ----------------------------------------

Fully Diluted Earnings Per Common Share                                                           $.26                        $.35
                                                                                            ----------------------------------------

Weighted average common shares outstanding (000s):
  Primary                                                                                      117,451                     111,541
  Fully diluted                                                                                117,451                     121,087
                                                                                            ----------------------------------------
Dividends declared per common share                                                               $.05                        $.05
                                                                                            ----------------------------------------

See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Operations (Unaudited)


                                                                                                   Nine Months Ended September 30
(dollars in millions except per share data)                                                       1996                        1995
                                                                                            ----------------------------------------
Revenues
 Premiums earned                                                                                $2,028                      $1,968
 Net investment income                                                                             537                         546
 Other                                                                                              15                          38
                                                                                            ----------------------------------------
  Revenues before net realized gains                                                             2,580                       2,552
 Net realized gains on investments                                                                  16                           7
                                                                                            ----------------------------------------
  Total revenues                                                                                 2,596                       2,559
                                                                                            ----------------------------------------
Expenses
 Losses, loss expenses, and policy benefits                                                      1,640                       1,620
 Underwriting, acquisition, and operating expenses                                                 781                         766
 Interest expense                                                                                   30                          34
 Facilities exit costs/(sublease income)                                                           (14)                         (6)
                                                                                            ----------------------------------------
  Total expenses                                                                                 2,437                       2,414
                                                                                            ----------------------------------------
 Income from operations before income taxes                                                        159                         145
 Provision for income taxes                                                                          -                           1
                                                                                            ----------------------------------------
 Net income                                                                                     $  159                      $  144
                                                                                            ----------------------------------------

 Preferred stock dividend requirements                                                              14                          23
                                                                                            ----------------------------------------
 Net income available to common stock                                                           $  145                      $  121
                                                                                            ----------------------------------------

Primary Earnings Per Common Share                                                               $ 1.21                      $ 1.10
                                                                                            ----------------------------------------

Fully Diluted Earnings Per Common Share                                                         $ 1.16                      $ 1.04
                                                                                            ----------------------------------------

Weighted average common shares outstanding (000s):
  Primary                                                                                      118,753                     109,770
  Fully diluted                                                                                129,584                     130,662
                                                                                            ----------------------------------------
Dividends declared per common share                                                             $  .15                      $  .15
                                                                                            ----------------------------------------

See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                                                    Three Months Ended September 30
     (in millions)                                                                                    1996                    1995
                                                                                                  ----------------------------------
     Operating Activities
      Direct premiums collected                                                                      $ 589                   $ 549
      Net investment income collected                                                                  179                     174
      Direct losses, loss expenses and policy benefits paid                                           (452)                   (412)
      Net reinsurance activity                                                                          16                       -
      Underwriting and operating expenses paid                                                        (199)                   (145)
      Interest paid                                                                                     (2)                     (1)
      Income taxes paid                                                                                 (2)                      -
      Other items, net                                                                                 (12)                     (6)
                                                                                                  ----------------------------------
       Net cash provided from operating activities                                                     117                     159
                                                                                                  ----------------------------------
     Investing Activities
      Net (purchases) sales and maturities of short-term investments                                    21                    (113)
      Sales of fixed maturities held to maturity                                                         -                       1
      Maturities/repayments of fixed maturities held to maturity                                         -                      31
      Purchases of fixed maturities available for sale                                                (295)                   (180)
      Sales of fixed maturities available for sale                                                     137                     107
      Maturities/repayments of fixed maturities available for sale                                     104                      78
      Purchases of equities and other investments                                                      (22)                    (20)
      Sales, maturities, and repayments of equities and other investments                               12                      17
      Purchases of property and equipment                                                               (4)                     (9)
      Disposals of property and equipment                                                                -                       1
                                                                                                  ----------------------------------
       Net cash provided from investing activities                                                     (47)                    (87)
                                                                                                  ----------------------------------
     Financing Activities
      Deposits for universal life and investment contracts                                             130                      69
      Withdrawals of universal life and investment contracts                                           (90)                   (127)
      Net borrowings of short-term debt                                                                (47)                      1
      Long-term borrowings                                                                               -                       -
      Repayments of long-term borrowings                                                                (8)                     (1)
      Issuances of common stock                                                                          4                       1
      Repurchases of common stock                                                                      (31)                      -
      Cash dividends paid to shareholders                                                              (10)                    (15)
                                                                                                  ----------------------------------
      Net cash used in financing activities                                                            (52)                    (72)
                                                                                                  ----------------------------------
      (Decrease) increase in cash                                                                       18                       -
      Cash at beginning of period                                                                       41                      97
                                                                                                  ----------------------------------
      Cash at end of period                                                                          $  59                   $  97
                                                                                                  ----------------------------------
     Non-cash Transactions
      Coinsurance of broker SPDA block:
        Transfer of investments and other assets in exchange for reinsurance receivables             $ 963                   $   -

     See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                                                    Nine Months Ended September 30
     (in millions)                                                                                    1996                    1995
                                                                                                  ----------------------------------
     Operating Activities
      Direct premiums collected                                                                    $ 1,641                 $ 1,554
      Net investment income collected                                                                  543                     550
      Direct losses, loss expenses and policy benefits paid                                         (1,310)                 (1,290)
      Net reinsurance activity                                                                          (7)                     73
      Underwriting and operating expenses paid                                                        (557)                   (556)
      Interest paid                                                                                    (23)                    (22)
      Income taxes paid                                                                                 (5)                     (2)
      Other items, net                                                                                 (16)                      8
                                                                                                  ----------------------------------
       Net cash provided from operating activities                                                     266                     315
                                                                                                  ----------------------------------
     Investing Activities
      Net (purchases) sales and maturities of short-term investments                                   (81)                     37
      Sales of fixed maturities held to maturity                                                         -                       7
      Maturities/repayments of fixed maturities held to maturity                                         -                      84
      Purchases of fixed maturities available for sale                                                (714)                   (628)
      Sales of fixed maturities available for sale                                                     282                     239
      Maturities/repayments of fixed maturities available for sale                                     556                     244
      Purchases of equities and other investments                                                     (169)                    (73)
      Sales, maturities, and repayments of equities and other investments                              162                     160
      Purchases of property and equipment                                                              (30)                    (22)
      Disposals of property and equipment                                                                2                       1
                                                                                                  ----------------------------------
       Net cash provided from investing activities                                                       8                      49
                                                                                                  ----------------------------------
     Financing Activities
      Deposits for universal life and investment contracts                                             297                     237
      Withdrawals of universal life and investment contracts                                          (491)                   (524)
      Net borrowings of short-term debt                                                                (18)                   (226)
      Long-term borrowings                                                                               -                     228
      Repayments of long-term borrowings                                                               (40)                    (15)
      Issuances of common stock                                                                          7                       5
      Repurchases of common stock                                                                      (57)                      -
      Cash dividends paid to shareholders                                                              (32)                    (41)
                                                                                                  ----------------------------------
       Net cash used in financing activities                                                          (334)                   (336)
                                                                                                  ----------------------------------
      (Decrease) increase in cash                                                                      (60)                     28
      Cash at beginning of period                                                                      119                      69
                                                                                                  ----------------------------------
       Cash at end of period                                                                       $    59                 $    97
                                                                                                  ----------------------------------
     Non-cash Transactions
      Coinsurance of broker SPDA block:
        Transfer of investments and other assets in exchange for reinsurance receivables           $   963                 $     -

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

Note 2 Review of Independent Auditors
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three- and nine-month periods ended September 30, 1996 and 1995. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

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

Note 5 Supplemental Cash Flow Information
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:
                                   Three Months  Nine Months
                                   Ended         Ended
                                   September 30  September 30
(in millions)                      1996  1995    1996  1995
-------------------------------------------------------------
Net income                          $35  $ 49    $159  $144

Adjustments to reconcile net
  income to net cash provided
  from operating activities:
 Realized gains on investments       (4)   (3)    (16)   (7)
 Facilities exit costs/(sublease      -     -     (14)   (6)
  income)
 Change in insurance liabilities     18   119     149   246
 Change in deferred policy
   acquisition costs                 39     1      40    29
 Change in receivables              (25) (130)   (152) (193)
 Change in other liabilities        146   153     179   150
 Change in other assets             (52)  (15)    (50)  (27)
 Other items, net                   (40)  (15)    (29)  (21)
                                   --------------------------
  Net cash provided from operating
    activities                     $117  $159    $266  $315
                                   --------------------------

Note 6 Unrealized Gains (Losses) on Investments
At September 30, 1996, gross unrealized gains and gross unrealized losses pertaining to investments in common and preferred stocks totaled $2 million and $4 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $26 million and $3 million, respectively. At September 30, 1996, there were gross unrealized gains of $103 million and gross unrealized losses of $137 million pertaining to fixed maturities available for sale. There were also $1 million of gross unrealized gains relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments and foreign currency amounted to a loss of $283 million during the nine months ended September 30, 1996, compared with a gain of $210 million during the nine months ended September 30, 1995.

Note 7 Proceeds From Sales of Fixed Maturity Investments
In December 1995, USF&G reclassified all of its fixed maturities previously classified as "held to maturity" to "available for sale". During the nine month period ended September 30, 1995, proceeds from sales of fixed maturities held to maturity were $7 million. The 1995 sales were based on evidence of significant deterioration of the issuers' creditworthiness. Gross losses of $1 million were realized on those sales. Proceeds from sales of fixed maturities available for sale, which exclude the F&G Life transfer of fixed maturities under a coinsurance transaction (see Note 10), were $282 million for the nine months ended September 30, 1996, compared with $239 million for the same period in 1995. Gross gains and gross losses of $5 million and $7 million, respectively, were realized on 1996 sales. Gross gains of $3 million and gross losses of $2 million were realized on 1995 sales.

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

Net income for the nine months ended September 30, 1996 and 1995 includes sublease income of $2 million and $6 million, respectively, recognized as a result of entering into new or renegotiated sublease agreements. There were no subleases negotiated in the second or third quarters of 1996. On November 1, 1996, USF&G entered into a definitive agreement to sublease 255,000 square feet of the Tower being vacated by USF&G under the facilities exit plan. Sublease income of approximately $30 million is expected to be recognized in the fourth quarter of 1996.

In the second quarter of 1996, USF&G recognized a $12 million benefit under the caption "facilities exit costs/(sublease income)" in the Condensed Consolidated Statement of Operations. The benefit relates primarily to reduced property tax assessments on the Tower resulting from a settlement reached with the State of Maryland and the City of Baltimore. This adjustment to the facilities exit cost reserve represents the difference between the present value of the new property tax assessments estimated to be paid through the end of the Tower lease, and the present value of the originally estimated property taxes which were included in the facilities exit costs recognized in 1994.

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

9.1. North Carolina workers' compensation litigation
--------------------------------------------------------------------------------
On November 24, 1993, N.C. Steel, Inc., and six other North Carolina employers filed a class action in the General Court of Justice, Superior Court Division, Wake County, North Carolina against the National Council on Compensation Insurance ("NCCI"), North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers' compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers' compensation insurance in the State of North Carolina after November 24, 1989. The amended complaint, which is captioned N.C. Steel, Inc., et al., v. National Council on Compensation Insurance, et al., alleges that the defendants conspired to suppress competition with respect to the North Carolina voluntary and involuntary workers' compensation business, thereby artificially inflating the rates in such markets and the fees payable to the insurers. The complaint also alleges that the carriers agreed to improperly deny qualified companies from acting as servicing carriers, improperly encourage agents to place employers in the assigned risk pool, and improperly promote inefficient claims handling. USF&G acted as a servicing carrier in North Carolina between 1990 and 1995. The plaintiffs are pursuing their claims under various legal theories, including violations of the North Carolina antitrust laws, unlawful conspiracy, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unfair competition, constructive fraud, and unfair and deceptive trade practices. The plaintiffs seek unspecified compensatory damages, punitive damages for the alleged constructive fraud and treble damages under the North Carolina antitrust laws.

On February 14, 1995, the trial court granted the defendants' motion to dismiss the complaint. The plaintiffs appealed, and on July 16, 1996 the North Carolina Court of Appeals affirmed the dismissal of the plaintiffs' first claim for relief, which is premised on alleged excessive rates, but reversed the trial court's decision to dismiss the plaintiffs' second claim for relief, which is premised on employers allegedly being improperly shifted from the voluntary market to the assigned risk market as a result of stricter underwriting caused by high residual market burdens. The North Carolina Supreme Court has agreed to review both decisions. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.2. South Carolina workers' compensation litigation
--------------------------------------------------------------------------------
On August 22, 1994, the Attorney General of the State of South Carolina filed suit in the County of Greenville, South Carolina on behalf of South Carolina employers that have allegedly been damaged as a result of alleged unfair and deceptive trade practices. Specifically, the Attorney General alleges that the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market, conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of the South Carolina Uniform Trade Practices Act, allegedly causing inflated deficits in the involuntary market and an excessive expansion of the residual market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. The Attorney General has indicated that he intends to pursue recovery on behalf of all South Carolina employers who have suffered an ascertainable loss as a result of such alleged conduct, civil penalties of $5,000 for each willful violation, and temporary and permanent injunctive relief. USF&G believes that it has meritorious defenses and has determined to defend the action vigorously.

9.3. Alabama workers' compensation litigation
--------------------------------------------------------------------------------
On September 14, 1994, three Alabama employers filed a class action captioned Four Way Plant Farm, Inc., et al., v. National Council on Compensation Insurance, et al., in the Circuit Court of Bullock County, Alabama on behalf of all Alabama employers that have allegedly been damaged as a result of an alleged conspiracy by the NCCI, the National Workers' Compensation Reinsurance Pool, USF&G and numerous other insurance companies which served as servicing carriers for the Alabama involuntary workers' compensation market, to fix servicing carrier fees at unreasonably high and noncompetitive levels in violation of Alabama law. The plaintiffs allege that the conspiracy occurred during the period January 1, 1985 to January 1, 1994, and caused inflated deficits in the involuntary market and an alleged excessive expansion of the workers' compensation residual market. The plaintiffs seek unspecified damages on behalf of each member of the proposed class action.

The parties to the litigation have reached a settlement agreement subject to court approval. The settlement agreement requires the defendants to seek approval from the Alabama Insurance Department for changes in the Alabama's workers' compensation system designed to facilitate the depopulation of the Alabama workers' compensation assigned risk market. In addition, the settlement calls for the establishment and funding of a special committee to study ways to improve the management and operation of the Alabama workers' compensation assigned risk plan, and payment of attorneys fees. A hearing to review the settlement was held on November 12, 1996, and a decision is currently pending. If the settlement is approved, the impact on USF&G is expected to be immaterial.

Note 10 Significant Events
Effective August 1, 1996, Fidelity and Guaranty Life Insurance Company ("F&G Life"), a wholly-owned subsidiary of USF&G Corporation, entered into a coinsurance contract with an unaffiliated life insurance company to cede a significant portion of F&G Life's remaining block of single premium deferred annuities. The block had a current account value of approximately $950 million. The transaction did not have a material effect on USF&G's earnings.

During the nine months ended September 30, 1996, USF&G repurchased 4.1 million shares of its common stock. Another 1.2 million common shares were repurchased between October 1 and November 10, 1996. On October 4, 1996, USF&G repurchased 24,000 shares of its outstanding Series B Cumulative Convertible Preferred Stock ("Series B Stock"), and 20,000 shares of Series B Stock were voluntarily converted by a shareholder into 166,320 shares of common stock on October 29, 1996.

On October 31, 1996, United States Fidelity and Guaranty Company, a wholly-owned subsidiary of USF&G Corporation, sold its approximate 44.5% ownership interest in Chancellor Capital Management, Inc. USF&G expects to report a pre-tax realized gain of approximately $78 million in the fourth quarter of 1996 as a result of the sale.

USF&G CORPORATION Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of September 30, 1996 and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


Baltimore, Maryland
November 14, 1996

USF&G CORPORATION Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G") and explains the results of operations for the quarter and nine months ended September 30, 1996. The analysis focuses on the performance of USF&G's business segments and its investment portfolio. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter and nine months ended September 30, 1996 are compared with those for the same periods of 1995 unless otherwise noted. Financial position at September 30, 1996 is compared with December 31, 1995.

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

Index
1. Consolidated Results                                 13
2. Property/Casualty Insurance Operations               14
3. Life Insurance Operations                            17
4. Parent and Noninsurance Operations                   18
5. Investments                                          18
6. Financial Condition                                  20
7. Liquidity                                            21
8. Regulation                                           22
9. Glossary of Terms                                    22

1. Consolidated Results
The table below shows the major components of net income.


                                    Three Months   Nine Months
                                    Ended          Ended
                                    September 30   September 30
(in millions)                       1996   1995    1996   1995
---------------------------------------------------------------
Income from operations before
 realized gains, facilities exit
 (costs)/ sublease income,
 and income taxes                    $31    $47    $129   $132
Net realized gains on investments      4      3      16      7
Facilities exit (costs)/sublease
 income                                -      -      14      6
Provision for income taxes             -     (1)      -     (1)
                                    ---------------------------
Net income                           $35    $49    $159   $144
                                    ---------------------------

The table below shows the components by major business segment of income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes.

                                      Three Months  Nine Months
                                      Ended         Ended
                                      September 30  September 30
(in millions)                         1996  1995    1996  1995
---------------------------------------------------------------
Property/casualty insurance            $36  $ 61    $147  $176
Life insurance                          13     7      36    19
Parent and noninsurance                (18)  (21)    (54)  (63)
                                      -------------------------
Income from operations before
 realized gains, facilities exit
 (costs)/sublease income,
 and income taxes                      $31  $ 47    $129  $132
                                      -------------------------

Property/casualty segment income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the quarter and nine months ended September 30, 1996 declined when compared with the same periods of the previous year. The decline is primarily related to increased catastrophe losses incurred during the first and third quarters of 1996, as well as other significant weather related losses incurred during the first quarter of 1996. The continued improvement in the life insurance segment is principally due to sales growth and improving profit margins on annuity products. Parent and noninsurance operations improved primarily due to lower interest expense on corporate debt and reduced parent company operating expenses.

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

A $12 million reduction of the facilities exit cost reserve was included in net income during the second quarter of 1996. This adjustment related primarily to reduced property tax assessments on the Tower which resulted from a settlement reached with the State of Maryland and the City of Baltimore.

Additionally, USF&G recognized $2 million and $6 million of sublease income related to the Tower in the first quarters of 1996 and 1995, respectively. There was no sublease income recognized in the second or third quarters of 1996 or 1995. On November 1, 1996, USF&G entered into a definitive agreement to sublease 255,000 square feet of the Tower being vacated by USF&G under the facilities exit plan. Sublease income of approximately $30 million is expected to be recognized in the fourth quarter of 1996.

2. Property/Casualty Insurance Operations
Property/casualty insurance operations, the principal business segment, accounted for 88 percent of USF&G's revenues in the third quarter of 1996 compared with 85 percent in the same period of 1995. Financial results for this segment are as follows:

                                     Three Months    Nine Months
                                     Ended           Ended
                                     September 30    September 30
(in millions)                        1996    1995    1996     1995
-------------------------------------------------------------------
Premiums earned*                    $ 651   $ 649  $1,919  $ 1,843
Losses and loss expenses incurred    (503)   (465) (1,416)  (1,338)
Underwriting expenses                (206)   (217)   (637)    (627)
                                    -------------------------------
Net underwriting loss                 (58)    (33)   (134)    (122)
Net investment income                 112     105     330      324
Other revenues and expenses, net      (18)    (11)    (49)     (26)
                                    -------------------------------
Income from operations before
 realized gains, facilities exit
 (costs)/sublease income,
 and income taxes                   $  36   $  61    $147     $176
                                    -------------------------------
*See Glossary of Terms

Underwriting results for the third quarter and nine months ended September 30, 1996 deteriorated due to the impact of catastrophe losses largely related to Hurricane Fran, which occurred during the third quarter of 1996. Increased policyholders' dividends and foreign currency translation losses were the primary reasons for the increase in other expenses for the first nine months of 1996.

2.1. Premiums
--------------------------------------------------------------------------------
The following tables show the major components of premiums earned and premiums written.

                                Three Months Ended September 30
                                    1996               1995
                             ------------------  -----------------
                                  Premiums           Premiums
(in millions)                 Earned   Written   Earned   Written
------------------------------------------------------------------
Voluntary direct:
Commercial lines                $352      $361     $330     $351
Personal lines                   161       171      159      166
Surety                            44        47       42       43
                             -------------------------------------
Total voluntary direct           557       579      531      560
Ceded reinsurance*               (33)      (34)     (42)     (36)
                             -------------------------------------
 Net voluntary                   524       545      489      524
Alternative risk transfer*         5         8        6        6
Pools and associations            13        10       20       23
Other premium adjustments          -        (3)      (1)     (10)
                             -------------------------------------
 Total primary                   542       560      514      543
                             -------------------------------------
Assumed reinsurance:
 Finite risk*                     41        40       69       63
 Traditional risk                 68        87       66       75
                             -------------------------------------
Total assumed                    109       127      135      138
                             -------------------------------------
Total segment                   $651      $687     $649     $681
                             -------------------------------------
*See Glossary of Terms

                                Nine Months Ended September 30
                                    1996               1995
                             ------------------  -----------------
                                  Premiums           Premiums
(in millions)                 Earned   Written   Earned   Written
------------------------------------------------------------------
Voluntary direct:
Commercial lines              $1,019    $1,086   $  946   $1,026
Personal lines                   477       484      476      472
Surety                           122       134      117      128
                             -------------------------------------
Total voluntary direct         1,618     1,704    1,539    1,626
Ceded reinsurance               (102)     (101)    (117)    (120)
                             -------------------------------------
 Net voluntary                 1,516     1,603    1,422    1,506
Alternative risk transfer         17        17       18       18
Pools and associations            42        32       56       41
Other premium adjustments          -        (6)      (1)     (18)
                             -------------------------------------
 Total primary                 1,575     1,646    1,495    1,547
                             -------------------------------------
Assumed reinsurance:
 Finite risk                     120       136      149      161
 Traditional risk                224       240      199      213
                             -------------------------------------
Total assumed                    344       376      348      374
                             -------------------------------------
Total segment                 $1,919    $2,022   $1,843   $1,921
                             -------------------------------------



Premiums earned for the quarter ended September 30, 1996 remained relatively unchanged when compared to the same period of the prior year; however, premiums earned for the nine months ended September 30, 1996 increased $76 million, or approximately four percent, compared with the same period in 1995. Direct voluntary premiums written in the third quarter and the first nine months of 1996 are $19 million and $78 million higher, respectively, over the same periods of 1995. The Commercial Insurance Group ("CIG") (refer to Section 2.2 of this Analysis) has experienced the greatest growth during these periods. The results reflect the implementation of management's strategy to grow the excess and surplus lines business and specialty segments such as real estate, technology and transportation, with the expectations of higher profit margins.

2.2. Underwriting results
--------------------------------------------------------------------------------
Underwriting results generally represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. It is not unusual for property/casualty insurance companies to have underwriting losses that are offset by investment income.

The following tables show underwriting gains (losses) and the statutory loss ratios by lines of property/casualty insurance.

                            Three Months Ended September 30
                              1996                   1995
                     ----------------------- ----------------------
                     Underwriting  Statutory Underwriting Statutory
(dollars in          Results       Loss      Results      Loss
millions)                          Ratio                  Ratio
-------------------------------------------------------------------
Commercial lines            $(46)    77.7%        $(50)     77.1%
Personal lines               (41)    92.9          (13)     73.4
Surety                        15     14.0           15      33.8
Alternative risk
  transfer                     1     78.6            -      78.8
                     ----------------------------------------------
 Total primary               (71)    77.5          (48)     73.2
Assumed reinsurance           13     75.7           15      65.2
                     ----------------------------------------------
 Total segment              $(58)    77.2%        $(33)     71.5%
                     ----------------------------------------------
Voluntary                   $(45)    75.3%        $(27)     70.7%
Involuntary                  (13)   182.0           (6)     97.4
                     ----------------------------------------------
 Total segment              $(58)    77.2%        $(33)     71.5%
                     ----------------------------------------------


                            Nine Months Ended September 30
                              1996                  1995
                     ----------------------- --------------------
                     Underwriting Statutory  Underwriting Statutory
(dollars in          Results      Loss       Results      Loss
millions)                         Ratio                   Ratio
-----------------------------------------------------------------
Commercial lines           $ (89)    73.7%       $(105)   75.7%
Personal lines              (101)    87.7          (61)   76.2
Surety                        13     37.1           16    34.4
Alternative risk
  transfer                     2     78.5            -    78.3
                     --------------------------------------------
 Total primary              (175)    75.6         (150)   73.4
Assumed reinsurance           41     64.8           28    68.9
                     --------------------------------------------
 Total segment             $(134)    73.6%       $(122)   72.6%
                     --------------------------------------------
Voluntary                  $(125)    73.1%       $(105)   71.7%
Involuntary                   (9)    97.1          (17)  103.4
                     --------------------------------------------
 Total segment             $(134)    73.6%       $(122)   72.6%
                     --------------------------------------------

Consolidated property/casualty underwriting ratios, calculated based on generally accepted accounting principles ("GAAP") and statutory accounting practices, are as follows:

                           Three Months       Nine Months
                           Ended              Ended
                           September 30       September 30
(in millions)              1996     1995      1996     1995
--------------------------------------------------------------
GAAP underwriting
ratios:
 Loss ratio                77.2%    71.5%     73.8%    72.6%
 Expense ratio*            31.7     33.4      33.2     34.0
 Combined ratio           108.9    104.9     107.0    106.6
Statutory underwriting
ratios:
 Loss ratio                77.2     71.5      73.6     72.6
 Expense ratio             30.9     32.7      32.5     33.6
 Combined ratio           108.1    104.2     106.1    106.2
*See Glossary of Terms

Underwriting results deteriorated by $25 million and $12 million for the quarter and nine months ended September 30, 1996, respectively, when compared to the corresponding periods of 1995. The unfavorable results are driven by catastrophe losses incurred during the third quarter, as well as catastrophe and other large weather related losses incurred during the first quarter of the year.

Underwriting results in the third quarter and the first nine months of 1996 included $45 million and $100 million of net catastrophe losses, respectively, compared with $4 million and $41 million in the same periods of 1995. The 1996 losses, to date, are the second-highest level of catastrophe losses for both a quarter and a full year experienced by USF&G, exceeded only by the third quarter and full year of 1992, which periods included the impact of Hurricane Andrew. Excluding catastrophe losses, the statutory loss ratios for the quarter and nine months ended September 30, 1996 were 70.3 percent and 68.4 percent, respectively, which show improvements of 0.6 points and 2.0 points, respectively, over the catastrophe-free ratios of the corresponding periods of 1995.

The primary businesses incurred $96 million of catastrophe losses in the first nine months of 1996, including $31 million from Hurricane Fran in the third quarter and $33 million from severe winter storms and floods during the first quarter of the year. The primary business incurred most of the net catastrophe losses for the first nine months of 1995, recognizing losses of $32 million for losses related to Hurricane Erin, the April 1995 bombing of the federal building in Oklahoma City, and from various other hailstorms, tornadoes, and floods.

The effects of catastrophe losses were offset somewhat by premium growth and continued overall improvement in the quality and mix of business. Continued expense management is also benefiting underwriting results, as evidenced by the more than 1 point decrease in the expense ratio for the first nine months of 1996 compared with the corresponding period of 1995. In addition, 1996 results benefited from a $30 million reduction in workers' compensation reserves in the first quarter of 1996. These reductions were made as a result of the significant use of structured settlements to close medical claims in 1995. Inclusion of structured settlement payment patterns in the previously existing actuarial models for workers' compensation reserves tended to overestimate the indicated reserves. Based upon the results of revised modeling techniques, a refined estimate of required reserves was developed in the first quarter of 1996.

The favorable results for assumed reinsurance for the first nine months of 1996 are due to lower catastrophe losses when compared to the same period of 1995, as well as favorable loss experience in the current year due to the shift in the book of business from finite risk towards traditional risk reinsurance.

During 1995, with the goal of continuing the improvement in underwriting results, USF&G realigned its product segments based on the basic drivers of its different businesses, resulting in the formation of the product-driven Commercial Insurance Group (formerly, Commercial Lines Middle Market Group) and the distribution-driven Family and Business Insurance Group ("FBIG"). CIG includes the mid- and large-size account standard commercial business, the specialty commercial segments, and excess and surplus lines. FBIG includes the personal lines and small-size account commercial business. USF&G's field operations are being rationalized to fit the distribution strategy of each group. FBIG is consolidating its premium processing and underwriting operations into three Centers for Agency Services, while USF&G's branch offices will primarily support CIG. The following tables show selected financial information by business group (1995 amounts are estimates, based on actual Commercial and Personal Lines results).
                          Three Months Ended September 30
                            1996                 1995*
                    -------------------------------------------
                     Direct   Statutory    Direct     Statutory
(dollars in          Premiums Loss         Premiums   Loss
millions)            Written  Ratio**      Written    Ratio**
---------------------------------------------------------------
CIG                     $268      80.7%       $258      76.0%
FBIG                     264      84.4         259      74.6
Surety                    47      14.0          43      33.8
                    -------------------------------------------
 Total                  $579      77.5%       $560      73.2%
                    -------------------------------------------


                           Nine Months Ended September 30
                             1996                1995*
                     ------------------------------------------
                     Direct   Statutory    Direct     Statutory
(dollars in          Premiums Loss         Premiums   Loss
millions)            Written  Ratio**      Written    Ratio**
---------------------------------------------------------------
CIG                    $  804      73.5%    $  743      76.0%
FBIG                      766      82.9        755      74.6
Surety                    134      37.1        128      34.4
                     ------------------------------------------
 Total                 $1,704      75.5%    $1,626      73.4%
                     ------------------------------------------
* Statutory loss ratios for CIG and FBIG are estimates for the full year 1995.
** Reflects estimates of certain components such as ceded reinsurance premiums and losses, loss development for years 1995 and prior, and certain underwriting expenses.

2.3. Loss reserves
--------------------------------------------------------------------------------
Reserves for unpaid losses and loss expenses totaled $6.1 billion at September 30, 1996, and approximate the December 31, 1995 position.

USF&G categorizes long-term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "common circumstance claims". Common circumstance claim exposures include negligent construction, environmental and asbestos claims.

Reserves for losses that have been reported and certain legal expenses are established on the "case basis". Bulk reserves are established in addition to the case reserves to reflect unreported claims and future development on reported claims. Total case and bulk reserves for these common circumstance claims, net of ceded reinsurance, comprise approximately eight percent of total net property/casualty reserves for unpaid losses and loss expenses at September 30, 1996 and December 31, 1995.

The following table sets forth selected information for each of the three primary categories, net of ceded reinsurance.

                           Negligent
(in millions)           Construction  Environmental  Asbestos
---------------------------------------------------------------
Total case and bulk reserves
 at December 31, 1995           $40           $312      $136
Losses incurred                  10             16         3
Claims paid                      (9)           (17)       (3)
                       ----------------------------------------
Total case and bulk reserves
 at September 30, 1996          $41           $311      $136
                       ----------------------------------------

Management believes that USF&G's reserve position is adequate relative to its exposure to environmental and asbestos matters. USF&G's customer base generally does not include large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G had traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures were generally restricted to primary coverage limits.

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

3. Life Insurance Operations
Life insurance operations ("F&G Life") represent 12 percent of USF&G's total revenues for the first nine months of 1996 compared with 14 percent for the same period of 1995. F&G Life also represents 30 percent of the assets at September 30, 1996 compared with 31 percent at December 31, 1995.

Effective August 1, 1996, F&G Life entered into a coinsurance contract with an unaffiliated life insurance company to cede 100 percent of the remaining block of single premium deferred annuities that was originally sold through stock brokerage firms (the "broker SPDA block"). The broker SPDA block had a current account value of approximately $950 million. The transaction, which had no material effect on earnings, removed an underperforming block of business that had significant exposure to changes in current interest rates from F&G Life's direct obligations, and enabled the declaration of a $110 million dividend to USF&G Corporation, thereby redeploying capital to other marketing and/or investment opportunities.

F&G Life's financial results are as follows:

                                    Three Months  Nine Months
                                    Ended         Ended
                                    September 30  September 30
(in millions)                       1996   1995   1996   1995
---------------------------------------------------------------
Premiums                            $ 36   $ 43  $ 109  $ 125
Net investment income                 63     75    210    230
Policy benefits                      (58)   (86)  (224)  (282)
Underwriting and operating expenses  (28)   (25)   (59)   (54)
                                    ---------------------------
Income from operations before
  realized gains, facilities
  exit (costs)/sublease income,
  and income taxes                  $ 13   $  7  $  36  $  19
                                    ---------------------------

Income from operations before realized gains, facilities exit (costs)/sublease income, and income taxes for the life insurance segment improved $6 million and $17 million for the quarter and nine months ended September 30, 1996 when compared with the corresponding periods of the previous year. The improvement is due to improved interest rate spreads which yielded higher profit margins on the segment's book of business. The spreads between interest credited on annuity and other products and the income on invested assets are improving as the older blocks of business surrender and are replaced by newer products with higher margins. Premiums declined mainly due to a reduced level of life contingent structured settlement annuities sales in the quarter and nine months ended September 30, 1996, while net investment income declined due to a reduced asset base created by the surrender of annuities, and by the transfer of invested assets backing the broker SPDA block. The decrease in policy benefits is due primarily to lower interest credited on a smaller annuity block of business, as well as the resetting of interest rates on new and renewal annuities.

3.1. Sales
--------------------------------------------------------------------------------
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                Three Months      Nine Months
                                Ended             Ended
                                September 30      September 30
(in millions)                   1996   1995       1996   1995
-----------------------------------------------------------------
Distribution System:
 Direct-structured settlements  $ 21    $30       $ 63    $82
 Brokerage                        84     26        157     94
 National wholesaler              17     22         56     70
 Other                             1      5         12     20
                                ---------------------------------
 Total                          $123    $83       $288   $266
                                ---------------------------------
Product Type:
 Structured settlement
   annuities                    $ 21    $30       $ 63    $82
 Single premium deferred
   annuities                      77     20        139     81
 Tax sheltered annuities          17     20         55     64
 Other annuities                   6      6         21     26
 Life insurance                    2      7         10     13
                                ---------------------------------
 Total                          $123    $83       $288   $266
                                ---------------------------------

Sales increased 50 percent in the third quarter of 1996 when compared with the same period in 1995. This increase was primarily attributable to an increase in single premium deferred annuities which were sold through the brokerage channel. F&G Life intends to continue to concentrate on the expansion of its existing distribution channels while also developing other marketing networks. F&G Life is also continuing the development of selected products, and modifying current product offerings to meet customer needs. Despite F&G Life's attention to expanding its distribution channels and to product development, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. Total life insurance in force was $10.9 billion at September 30, 1996 compared with $11.4 billion at December 31, 1995.

3.2. Policy surrenders
--------------------------------------------------------------------------------
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. F&G Life's current product offerings have surrender charges that decline from nine percent in the first policy year to zero percent by the tenth policy year. Such built-in surrender charges provide protection against premature policy surrender.

Policy surrenders totaled $76 million and $441 million for the quarter and nine months ended September 30, 1996. This compares with $108 million and $461 million for the same periods in 1995. Surrender activity on the broker SPDA block represents 73 percent of total surrenders for the first nine months of 1996. Relatively low interest rates and increased competition from other investment vehicles resulted in increased surrenders in the first half of 1996 as more of these stock broker-sold policies reached the expiration of their surrender charge period than during the first half of 1995. With the removal of the broker SPDA block during the third quarter of 1996, surrenders decreased significantly and should continue to do so in the future.

4. Parent and Noninsurance Operations
Parent company interest and other unallocated expenses and noninsurance operations are as follows:

                                    Three Months   Nine Months
                                    Ended          Ended
                                    September 30   September 30
(in millions)                       1996   1995    1996  1995
---------------------------------------------------------------
Parent Company Expenses:
 Interest expense                   $(10)  $(11)  $(29)  $(32)
 Unallocated expense, net             (9)   (11)   (27)   (35)
Noninsurance operations                1      1      2      4
                                    ---------------------------
Loss from operations before
  realized gains, facilities exit
  (costs)/sublease income,
  and income taxes                  $(18)  $(21)  $(54)  $(63)
                                    ---------------------------

Parent and noninsurance operations show a decrease in loss from operations before realized gains, facilities exit (costs)/sublease income, and income taxes of $3 million and $9 million for the quarter and nine months ended September 30, 1996. The decreases are primarily attributable to reduced interest expense due to the refinancing and repayments of corporate debt, and reduced parent company operating expenses. In the second and third quarters of 1996, these decreases were partially offset by the absence of net income from Kepner-Tregoe, Inc., a management consulting subsidiary, which was sold in March 1996.

5. Investments
At September 30, 1996, USF&G's investment mix is comparable with year-end 1995. Long-term fixed maturities comprise 81 percent of total investments at September 30, 1996, and 85 percent at December 31, 1995. Fixed maturities and total investments have decreased due to the transfer of a portion of F&G Life's fixed maturities, and a decline in unrealized gains in the remaining fixed maturities portfolio. The transfer of F&G Life's fixed maturities results from the coinsurance contract to cede F&G Life's broker SPDA block. The fixed maturities that backed the broker SPDA block reserves were transferred with the related liabilities to an unaffiliated life insurance company (refer to section 3). The table below shows the distribution of USF&G's investment portfolio.

                          At September 30,        At December 31,
(dollars in millions)     1996                    1995
---------------------------------------------------------------
Total investments               $9,857              $11,107
                       ----------------------------------------
Fixed maturities                    81%                  85%
Common and preferred
  stocks                             -                    1
Short-term investments               4                    3
Mortgage loans and
  real estate                       10                    8
Other invested assets                5                    3
                       ----------------------------------------
   Total                           100%                 100%
                       ----------------------------------------

5.1. Net investment income
--------------------------------------------------------------------------------
The following table shows the components of net investment income.

                                Three Months    Nine Months
                                Ended           Ended
                                September 30    September 30
(dollars in millions)           1996    1995    1996    1995
---------------------------------------------------------------
Net investment income from:
 Fixed maturities               $154    $165    $483    $497
 Common and preferred stocks       -       1       2       3
 Short-term investments            7       5      15      16
 Mortgage loans and real          15      11      35      35
   estate
 Other investment income, net
   of interest expense on
   funds held                      5       1      14       8
                               --------------------------------
 Total investment income         181     183     549     559
Investment expenses               (4)     (4)    (12)    (13)
                               --------------------------------
  Net investment income         $177    $179    $537    $546
                               --------------------------------
Average annualized yields:
Total investments                7.0%    6.9%    6.9%    6.8%
Fixed maturities                 7.3     7.4     7.3     7.4
                               --------------------------------

Investment income for the nine months ended September 30, 1996, has decreased $9 million or two percent when compared with the same period in 1995. Income on fixed maturities declined for the quarter and nine months ended September 30, 1996, primarily due to the aforementioned decline in F&G Life's fixed maturities portfolio. Investment income on mortgage loans and real estate for the quarter ended September 30, 1996, increased primarily due to a higher investment base, resulting from the fundings of several mortgage loans in 1996. Other investment income includes $5 million and $6 million for the third quarter 1996 and 1995, respectively, and $14 million and $21 million for the nine months ended September 30, 1996 and 1995, respectively, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. Future income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent to the property/casualty reinsurance industry. Also netted against other investment income is interest credited to funds held on assumed reinsurance contracts of $4 million and $8 million for the third quarter 1996 and 1995, respectively, and $15 million and $24 million for the nine months ended September 30, 1996 and 1995, respectively.

5.2. Realized gains (losses)
--------------------------------------------------------------------------------
The components of net realized gains (losses) include the following:

                                  Three Months   Nine Months
                                  Ended          Ended
                                  September 30   September 30
(in millions)                     1996   1995    1996   1995
---------------------------------------------------------------
Net gains (losses):
 Fixed maturities                  $(1)   $ 3    $ (2)  $  3
 Common and preferred stocks         -      -       -      2
 Mortgage loans and real estate      -      1       4      2
 Other                               5      1      15     12
                                 ------------------------------
  Total net gains (losses)           4      5      17     19
Impairments                          -     (2)     (1)   (12)
                                 ------------------------------
 Net realized gains                $ 4    $ 3    $ 16   $  7
                                 ------------------------------

Other realized gains primarily relate to USF&G's share of gains from its equity in certain venture capital-type limited partnerships. Impairments relate to specific investments and are realized when the decline in fair value is deemed other than temporary, or when the fair value is significantly less than book value and it is probable that the investment will be sold before any recovery in value can occur. Realized gains on mortgage loans and real estate for the nine months ended September 30, 1996, resulted from the sale of properties in the first quarter of 1996.

5.3. Unrealized gains (losses)
--------------------------------------------------------------------------------
The components of the changes in unrealized gains (losses) were as follows:

                        At September 30,  At December 31,  Change
(in millions)           1996              1995
------------------------------------------------------------------
Fixed maturities
  available for sale              $(34)             $340    $(374)
Deferred policy
  acquisition costs
  and policy benefits
  adjustment                         1               (73)      74
Common and preferred
  stocks                            (2)               (2)       -
Foreign currency
  and other                         23                 6       17
                   ------------------------------------------------
   Total                          $(12)             $271    $(283)
                   ------------------------------------------------

Fixed maturity investments classified as "available for sale" are recorded at market value with the unrealized gains (losses) reported as a component of shareholders' equity. Yields on U.S. Treasuries with 2- to 30-year maturities increased an average of 103 basis points during the nine months ended September 30, 1996, which reduced the unrealized gain on fixed maturities available for sale at December 31, 1995 to an unrealized loss at September 30, 1996. This was partially offset by a related change in F&G Life's deferred policy acquisition costs ("DPAC") and policy benefits adjustment. This adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in unrealized gains on other investments primarily relates to USF&G's share of unrealized gains from its equity interests in certain venture capital-type limited partnerships.

5.4. Fixed Maturity Investments
--------------------------------------------------------------------------------
The table below details the composition of the fixed maturity portfolio.

                             At September 30,    At December 31,
(dollars in millions)        1996                1995
------------------------------------------------------------------
Corporate and other
 investment-grade bonds         $4,779   59%        $5,361   59%
Mortgage-backed securities       1,518   19          1,739   19
Asset-backed securities            770   10            999   11
U.S. Government bonds              376    5            380    4
High-yield bonds*                  557    7            599    7
Tax-exempt bonds                    27    -             40    -
                               -----------------------------------
 Total fixed maturities at
  amortized cost                 8,027  100%         9,118  100%
Total market value of fixed
 maturities                      7,993               9,458
                               -----------------------------------
Net unrealized gains (losses)   $  (34)             $  340
                               -----------------------------------
Percent market-to-amortized
  cost                                  100%                104%
                               ----------------------------------
*See Glossary of Terms

Increasing interest rates, which resulted in declining bond prices, were responsible for the four percentage point decrease in the fixed maturity portfolio's overall market-to-amortized cost ratio from December 31, 1995.

The table below shows the components of USF&G's mortgage loan and real estate investment portfolio:


                      At September 30,         At December 31,
(in millions)         1996                     1995
---------------------------------------------------------------
Mortgage loans                   $340                    $254
Equity real estate,
  net                             627                     653
                     ------------------------------------------
 Total                           $967                    $907
                     ------------------------------------------

The increase in the mortgage loan and real estate portfolio from December 31, 1995, is primarily due to new loan originations partly offset by the sale of equity real estate, including three land parcels.

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

6. Financial Condition
6.1. Assets
--------------------------------------------------------------------------------
USF&G's assets totaled $14.5 billion at September 30, 1996, compared with $14.7 billion at December 31, 1995. The decrease is primarily a result of the $283 million decrease in net unrealized gains (losses).

6.2. Debt
--------------------------------------------------------------------------------
USF&G's corporate debt totaled $530 million at September 30, 1996, compared with $591 million at December 31, 1995.

In January 1996, $75 million was drawn against the committed credit facility to repay the balance due upon maturity of the previously outstanding 5 1/2% Swiss Franc Bonds. During the first nine months of 1996, another $40 million was drawn against the facility to fund the repurchase of Zero Coupon Convertible Subordinated Notes. During the third quarter of 1996, the Corporation repaid $47 million of the outstanding balance of the committed credit facility. Subject to market conditions, USF&G plans to refinance or repurchase other outstanding debt over the next several years.

In April 1996, USF&G entered into a 5-year, $80 million notional principal, fixed-for-floating interest rate swap. This instrument effectively converts the 7 1/8% Senior Notes to floating rate debt with an effective rate of approximately 5.7% at September 30, 1996.

6.3. Shareholders' equity
--------------------------------------------------------------------------------
USF&G's shareholders' equity totaled $1.8 billion at September 30, 1996, compared with $2.0 billion at December 31, 1995. The decrease is the result of the $283 million decrease in net unrealized gains (losses), the repurchase of $68 million of the corporation's common stock, and $32 million in common and preferred stock dividends. Net income of $159 million partly offset these decreases.

6.4. Capital strategy
--------------------------------------------------------------------------------
In April 1996, USF&G announced a plan to repurchase up to five million shares of its common stock. In September 1996, USF&G extended its common stock repurchase plan to a maximum of eleven million shares. The purchases are made from time to time via open market purchases, block trades, or as otherwise determined by management, and are funded primarily through excess parent company cash flow. The timing and amount of purchases depends on market conditions and corporate requirements. Through November 10, 1996, approximately 5.3 million shares have been repurchased.

In conjunction with the stock repurchase program, USF&G also sold 100,000 put options on its common stock during the third quarter of 1996 and another 500,000 in October and November. These put options mature in the fourth quarter of this year. An additional 300,000 put options on USF&G's common stock which were sold during the second quarter expired during the third quarter.

7. Liquidity
7.1. Cash flow
--------------------------------------------------------------------------------
USF&G had cash flow from operations of $117 million and $266 million for the quarter and nine months ended September 30, 1996, respectively. For the corresponding periods of 1995, cash flow from operations totaled $159 million and $315 million, respectively. USF&G has generated positive cash flow from operations for nine consecutive quarters generally as a result of premium growth and the overall improvement in basic underwriting and expense control.

Deposits and withdrawals of universal life and investment contracts, such as annuities, had net cash inflows of $41 million in the third quarter of 1996. For the nine months ended September 30, 1996, such contracts had net cash outflows of $194 million. Deposits and withdrawals of universal life and investment contracts for the quarter and nine months ended September 30, 1995 had net cash outflows of $105 million and $229 million, respectively. Despite increased SPDA surrender activity during the first half of 1996, cash flows have improved for the first nine months of 1996 when compared to the corresponding period of 1995 as a result of F&G Life ceding the broker SPDA block (refer to Section 3 of this Analysis). Cash flows are expected to continue to benefit in the future from the F&G Life coinsurance transaction.

7.2. Credit facilities
--------------------------------------------------------------------------------
At September 30, 1996, USF&G maintained a $250 million committed credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $55 million at September 30, 1996. There were no borrowings against the facility at December 31, 1995. The facility has been used during 1996 to repay the balance due upon maturity of the 5 1/2% Swiss Franc Bonds and to repurchase Zero Coupon Convertible Subordinated Notes. Repayments under the facility this year were made with parent company cash. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at September 30, 1996 and December 31, 1995.

In addition, at September 30, 1996, USF&G maintained a $150 million foreign currency credit facility. There were no borrowings on this credit facility as of September 30, 1996.

7.3. Marketable securities
--------------------------------------------------------------------------------
USF&G's fixed maturity, common and preferred stocks, and short-term investment portfolios are liquid and represent substantial sources of cash. The market value of its fixed maturities investments was $8.0 billion at September 30, 1996, which represents 100 percent of its amortized cost. At September 30, 1996, investments in common and preferred stocks, which are reported at market value in the Condensed Consolidated Statement of Financial Position, totaled $38 million. Short-term investments totaled $369 million.

7.4. Liquidity restrictions
--------------------------------------------------------------------------------
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as United States Fidelity and Guaranty Company ("USF&G Company") and Fidelity and Guaranty Life Insurance Company, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve-month period, would be in excess of ten percent of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty-day period has expired and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition.

Effective September 30, 1996, F&G Life, with the Commissioner's consent, paid extraordinary dividends to USF&G Corporation. Because any dividends paid during the immediately preceding twelve-month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which F&G Life would propose to pay in the twelve-month period beginning September 30, 1996, would be deemed extraordinary dividends.

During 1996, USF&G Company declared $134 million in dividends to USF&G Corporation. Based on policyholders' surplus of $1,341 million at December 31, 1995, these dividends are at the threshold for qualification as "extraordinary dividends". Therefore, any future dividends proposed by USF&G Company could be subject to aggregation with some or all of these 1996 dividends for purposes of determining whether an extraordinary dividend would occur as described above.

The application of the thirty-day notice requirement to dividends of USF&G Company and F&G Life is not expected to materially affect the liquidity of USF&G Corporation.

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

(b) Reports on Form 8-K.

The registrant filed a Form 8-K on July 24, 1996, reporting under Item 5, Other Events, certain information related to an agreement entered into under which United States Fidelity and Guaranty Company, a wholly-owned subsidiary of the registrant, agreed to sell its approximate 44.5% interest in Chancellor Capital Management, Inc.



USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share (Unaudited)

                                                                                                 Nine Months Ended September 30
(dollars in millions except per share data)                                                          1996                     1995
                                                                                             ---------------------------------------
Net Income Available to Common Stock
 Primary:
  Net income                                                                                        $ 159                    $ 144
  Less preferred stock dividend requirements                                                          (14)                     (23)
                                                                                             ---------------------------------------
 Net income available to common stock                                                               $ 145                    $ 121
                                                                                             ---------------------------------------
 Fully Diluted:
  Net income                                                                                        $ 159                    $ 144
  Less preferred stock dividend requirements                                                          (12)                     (12)
  Add interest expense on convertible notes                                                             3                        5
                                                                                             ---------------------------------------
 Net income available to common stock                                                               $ 150                    $ 137
                                                                                             ---------------------------------------
Weighted Average Shares Outstanding
 Primary common shares (A)                                                                    118,753,266              109,769,809
                                                                                             ---------------------------------------
 Fully Diluted (B):
  Common shares                                                                               118,753,266              109,769,809
  Assumed conversion of preferred stock                                                         2,308,106               11,557,477
  Assumed exercise of stock options                                                             2,536,315                2,107,729
  Assumed conversion of zero coupon convertible subordinated notes                              5,986,552                7,227,255
                                                                                             ---------------------------------------
 Total                                                                                        129,584,239              130,662,270
                                                                                             ---------------------------------------
Earnings Per Common Share
 Primary (A)                                                                                        $1.21                    $1.10
 Fully diluted (B)                                                                                  $1.16                    $1.04
                                                                                             ---------------------------------------


(A) Shares issuable under stock options (1,617,297 shares in 1996 and 1,122,655 in 1995) have not been used as common stock equivalents in the computation of primary earnings per common share presented on the face of the Condensed
Consolidated Statement of Operations because the dilutive effect is not material.

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



USF&G CORPORATION Exhibit 12 - Computation of Ratio of Consolidated Earnings to
                               Fixed Charges and Preferred Stock Dividends
                               (Unaudited)


                                                                                              Nine Months Ended September 30
(dollars in millions)                                                                         1996                         1995
                                                                                       --------------------------------------------
Fixed Charges
 Interest expense                                                                             $ 30                         $ 34
 Portion of rents representative of interest                                                    11                           15
                                                                                       --------------------------------------------
  Total fixed charges                                                                           41                           49
 Preferred stock dividend requirements (A)                                                      14                           23
                                                                                       --------------------------------------------
Combined Fixed Charges and Preferred Stock Dividends                                          $ 55                         $ 72
                                                                                       --------------------------------------------

Consolidated Earnings Available for Fixed Charges and Preferred
 Stock Dividends
 Income from operations before income taxes                                                   $159                         $145
 Adjustment:
  Fixed charges                                                                                 41                           49
                                                                                       --------------------------------------------
 Consolidated earnings available for fixed charges and
  preferred stock dividends                                                                   $200                         $194
                                                                                       --------------------------------------------

Ratio of Consolidated Earnings to Fixed Charges                                                4.8                          3.9

Ratio of Consolidated Earnings to Combined Fixed
 Charges and Preferred Stock Dividends                                                         3.6                          2.7
                                                                                       --------------------------------------------


(A) Preferred stock dividend requirements of $14 million in 1996 and $23 million in 1995 divided by 100% less the effective income tax rate of 0.2% in 1996 and 0.6% in 1995.



USF&G CORPORATION Exhibit 15 - Letter Regarding Unaudited Interim Financial
                               Information


USF&G Corporation

We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-63333, and 33-65471
on Form S-3; and Numbers 2-61626, 2-72026, 2-98232, 33-16111, 33-35095,
33-38113, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671,
33-59535, 33-64839 and 333-04359 on Form S-8, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in its Form 10-Q for the quarter ended September 30, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                     ERNST & YOUNG LLP







Baltimore, Maryland
November 14, 1996

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















Dated at Baltimore, Maryland
November 14, 1996