Form 10-K
period 1996-12-31
USF&G CORP
filed 1997-04-01
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1996                                                         1-8233

                               USF&G CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)

                  6225 Smith Avenue, Baltimore, Maryland 21209
              (Address of principal executive offices) (zip code)

                            Telephone: 410-547-3000

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
  $4.10 Series A Convertible Exchangeable     Registered-New York Stock Exchange
    Preferred Stock, Par Value $50            Registered-Pacific Stock Exchange
  Preferred Share Purchase Rights             Registered-New York Stock Exchange
                                              Registered-Pacific Stock Exchange
  Common Stock, Par Value $2.50               Registered-New York Stock Exchange
                                              Registered-Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997, was $2,564,848,780.

Voting stock held by any persons who may be deemed to be affiliates under Rule 405 would be immaterial.

The number of shares outstanding of the issuer's common stock as of March 21, 1997:

        Common Stock, Par Value $2.50; 113,363,482 shares outstanding.

Documents Incorporated by Reference:
   Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II.

   Portions of the definitive proxy statement for the Annual Meeting of Shareholders scheduled for May 21, 1997, are incorporated by reference into
   Part III.

                        Exhibit Index begins on page 13.

USF&G CORPORATION Index

Part I
Item 1. Description of Business
   1.1.    General                                                1
   1.2.    Business Segments                                      1
   1.3.    Distribution Systems                                   2
   1.4.    Competition                                            3
   1.5.    Investments                                            3
   1.6.    Property/Casualty Loss Reserves                        3
   1.7.    Life Benefit Reserves                                  8
   1.8.    Geographical Distribution                              8
   1.9.    Executive Officers of the Registrant                   9
Item 2.  Business Properties                                     10
Item 3.  Legal Proceedings                                       10
Item 4.  Submission of Matters to a Vote of Security Holders     10

Part II
Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters                             11
Item 6.  Selected Financial Data                                 11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11
Item 8.  Financial Statements and Supplementary Data             11
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                     11

Part III
Item 10. Directors and Executive Officers of the Registrant      12
Item 11. Executive Compensation                                  12
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                        12
Item 13. Certain Relationships and Related Transactions          12

Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                           13

USF&G CORPORATION Part I

In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USF&G Corporation (the "Corporation") cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K and in any other statements made by, or on the behalf of, the Corporation, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect", "anticipate", "hope", "believe" or words of similar import generally involve forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Corporation's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national or international in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, industry consolidation and regulatory developments, and others of which may relate to the Corporation specifically, such as risks with implementing business realignment strategies and related agency plant or field organization implications, adequacy of reserves, exposure to catastrophe losses, technological risks inherent in developing its new technological infrastructure, adequacy of underwriting disciplines, credit and other risks associated with the Corporation's investment portfolio, and other factors. The Corporation disclaims any obligation to update forward-looking information.

ITEM 1. DESCRIPTION OF BUSINESS
1.1. General
USF&G Corporation is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in this Form 10-K refers to the Corporation and all of its subsidiaries. As of December 31, 1996, the Corporation had approximately 6,100 employees.

USF&G is primarily engaged in the business of insurance. Property/casualty insurance is written primarily by USF&G Company. Life insurance and annuities are written primarily by Fidelity and Guaranty Life Insurance Company ("F&G Life"). Noninsurance operations are composed primarily of the parent company and asset management services.

1.2. Business segments
Financial information about the Corporation's business segments is set forth in
Note 16, "Information on Business Segments", of the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference. A description of the Corporation's principal business segments begins below with the property/casualty insurance segment, and continues on page 2 of this Form 10-K with the life insurance segment and parent and noninsurance operations.

Property/casualty insurance segment
USF&G Company currently underwrites most forms of property/casualty insurance. USF&G Company's property/casualty operations are grouped into the following portfolio of strategic businesses: the Commercial Insurance Group ("CIG"), the Family and Business Insurance Group ("FBIG"), and Specialty Businesses, which include Discover Re Managers, Inc. ("Discover Re"), F&G Re, Inc. ("F&G Re") and the Surety Group. The property/casualty segment accounted for 88 percent of USF&G's revenues before net realized gains for the year ended December 31, 1996 and 70 percent of its total assets at Decemeber 31, 1996.

Coverages offered by CIG provide protection related to property loss, liability claims and workers' compensation benefits to businesses and governmental entities, and fidelity bonds for financial institutions. Property loss and liability claims insurance protects against loss from damage to the insured's covered properties and protects against legal liability for injuries to other persons or damage to their property arising from the insured's business operations. Workers' compensation provides benefits to employees, as mandated by state laws, for employment-related accidents, injuries or illnesses. Fidelity bonds indemnify employers against the dishonesty or default of persons in their employ.

FBIG provides homeowners insurance and standard and nonstandard automobile insurance, which include aspects of property loss and liability risks, as well as small-size account commercial business. Homeowners policies protect against loss of dwellings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Automobile policies cover liability to third-parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision and various other perils. Small-size account commercial business includes property loss, liability, claims and workers' compensation, as well as automobile and other coverages.

Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market, primarily in the municipalities, transportation, education and retail markets. Through alternative risk transfer, a company self-insures the predictable frequency portion of its own losses and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company.

USF&G Company also operates a separate reinsurance division which underwrites treaty reinsurance and is composed of various wholly-owned subsidiaries. The lead company in this group, F&G Re, acts as the reinsurance underwriting manager and solicits and services assumed reinsurance for USF&G Company. F&G Re markets reinsurance in North America and in specific foreign countries (mainly in Western Europe and Japan). F&G Re recently established an office in Hong Kong and expanded its presence in the Lloyd's of London markets through the acquisition of Ashley Palmer, Ltd., a managing general agency. Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies.

Surety bonds guarantee the performance of a principal who undertakes contractual or statutory obligations, and indemnify third-party obligees for damages caused by the principal's failure to perform.

USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts (ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance). (Refer to Section 4.2, "Reinsurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, "Reinsurance", of the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.)

Excess of loss reinsurance is used to limit USF&G Company's exposure to large losses or catastrophic events. The following table summarizes USF&G Company's most significant treaty placements as of December 31, 1996.

                                   USF&G          Reinsurance
Treaty                         Retention               Limits*
                             ---------------------------------
Property catastrophe         $75 million         $175 million
Property per risk              3 million           97 million
Surety                         5 million           65 million
                             ---------------------------------
*In excess of the retention level.

Financial information and further descriptions of the businesses and products discussed above are set forth in Section 2, "Strategic Overview", and Section 3.1, "Property/casualty insurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.

Life insurance segment
F&G Life sells many forms of annuity and life insurance products, including single premium deferred annuities ("SPDAs"), structured settlement annuities, tax sheltered annuities("TSAs"), single premium immediate annuities and universal life and term life insurance. The life insurance segment accounted for 12 percent of USF&G's revenues before net realized gains for the year ended December 31, 1996 and 29 percent of its total assets at December 31, 1996.

Financial information and further descriptions of business and products discussed above are set forth in Section 2, "Strategic Overview", and Section 3.2, "Life insurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.

Parent and noninsurance operations
The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations consist primarily of asset management services. In March 1996, the Corporation sold its management consulting subsidiary. During 1994, the Corporation committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facilities. Further information about the plan and its progress is set forth in Section 1.2, "Facilities exit costs/sublease income", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Annual Report to Shareholders incorporated herein by reference.

1.3. Distribution systems
Property/casualty insurance: USF&G Company's products have been sold primarily by independent agents, which generally represent multiple insurance companies, since its founding in 1896. USF&G Company's products are sold through approximately 3,400 independent agencies in the United States on a commission basis. In 1996, USF&G expanded its distribution channels to include retail, wholesale and surplus lines brokers and agents.

As of December 31, 1996, USF&G Company maintained 43 production offices located throughout the United States, to service its agents and policyholders. These offices support the administration of underwriting standards and the delivery of policies, primarily for CIG. In 1996, USF&G opened three Centers for Agency Services dedicated to underwriting and policy processing for FBIG. The Corporation also opened a centralized Claim Reception Center which provides 24-hour, seven-days-a-week claim reporting service to customers and agents throughout the United States. In December 1996, USF&G acquired Afianzadora Insurgentes, S.A. de C.V. ("Afianzadora"), the largest surety company in Mexico, with 38 branch offices and a sales force of over 1,200 agents.

Life Insurance: SPDAs are sold primarily through independent agents and insurance brokers. TSAs are sold through a national wholesaler. Structured settlements are annuities sold predominantly to the property/casualty company in settlement of certain of its insurance claims.

1.4. Competition
Property/casualty insurance: The property/casualty insurance industry is highly competitive with over 2,400 companies nationwide. These insurers are not only stock companies, but also mutual companies and other underwriting organizations. USF&G Company ranked 24th in the industry based on 1995 statutory net premiums written, 22nd based on 1995 statutory assets and 30th based on 1995 statutory policyholders' surplus. USF&G Company competes with other property/casualty insurance companies whose products are distributed through national, regional and local independent agencies, direct sales and brokers. Consumers may also use self-insurance, which includes captive insurance subsidiaries. Pricing is a primary means of competition in the property/casualty industry. The industry is currently in a period of significant price competition, which adversely affects USF&G Company's profitability. Availability and quality of products, quality and speed of service (including claims service), financial strength, distribution systems and technical expertise are also important elements of competition. In personal and other lines offered by USF&G Company, significant price competition is experienced from direct-writing companies that do not use independent agents and generally have lower policy acquisition costs.

Life Insurance: The Corporation's life insurance subsidiaries operate in a competitive environment, with approximately 1,200 companies nationwide in the industry including stock and mutual companies. F&G Life ranked 162nd based on 1995 statutory net premiums written, 110th based on 1995 statutory assets and 115th based on 1995 statutory capital and surplus.

In the life insurance industry, interest crediting rates, underwriting philosophy, policy features, financial stability and service quality are important competitive factors. F&G Life's products compete not only with those offered by other life insurance companies, but also with other income accumulation-oriented products offered by other financial institutions. The life insurance industry has experienced considerable competitive pressure in recent periods as a result of fluctuating interest rates.

Premium Rates: Most states have laws requiring that rate schedules and other information be filed with a regulatory authority for substantially all property, casualty and surety lines. Rates for life insurance are generally not regulated. Some states permit insurers to use rates without prior regulatory approval whereas other states prohibit implementation of new rates without such approval. The regulatory authority may disapprove a filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates are not necessarily uniform for all insurers.

In states that require prior approval of rates, regulators usually require the submission of historical data to justify rate increases and, accordingly, there is often a time lag between identifying the need for rate increases and securing such increases. The effect of this lag is particularly severe in times of rising claims and inflation.

1.5. Investments
Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed in
Section 5, "Investments", of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Investments", of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders incorporated herein by reference.

1.6. Property/casualty loss reserves
General
The reserve liabilities for property/casualty losses and loss expenses represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjusters' individual case estimates and actuarially-based statistical projections.

USF&G Company's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on a claim adjuster's particular expertise with the type of risk involved and knowledge of circumstances surrounding the individual claims. These estimates are reviewed on a regular basis and updated as additional facts become known. The reserves derived from statistical projections are subject to the effects of trends in claim severity and frequency. Statistical projections are employed in three specific areas: (1) to calculate bulk reserves for incurred but not reported ("IBNR") losses and provide for development of case basis loss reserves; (2) to calculate allocated loss expense reserves; and (3) to calculate unallocated loss expense reserves.

IBNR and Case Development Reserves: USF&G Company's estimates of IBNR and case development reserves are derived from analyses of historical patterns of development of paid and reported losses by accident year for each line of business. Further segmentation into the business group components of the current accident year projected losses is evaluated and considered within the aggregate line of business analysis. The loss projection procedures used in this analysis contain explicit provisions for quantifying the effect of inflation on loss payments expected to be made in the future. This process relies on the basic assumption that past experience adjusted for the effect of current circumstances and likely trends is an appropriate basis for predicting future events.

Allocated Loss Expense: USF&G Company's estimates of unpaid allocated loss adjustment expenses are based on analyses of the long-term relationship of projected ultimate allocated loss expense to projected ultimate losses for each line of business. By using incurred losses as a base, inflation assumptions applicable to loss reserves are applied equally to allocated expense reserves.

Unallocated Loss Expense: Unallocated loss expense reserves are based on historical relationships of paid unallocated expenses to paid losses by accident year. As with allocated loss expenses, the inflation assumptions applicable to loss reserves are presumed to apply equally to unallocated expense reserves.

The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, the legal system and internal claims settlement practices, among other variables. In many cases, significant periods of time may lapse between the occurrence of an insured event, the reporting of a claim to USF&G Company, and USF&G Company's final settlement of the claim. Almost 50 percent of USF&G Company's loss and loss expense reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid loss and loss expenses as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and loss expenses will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

Discounted loss reserves
The reserves for permanent-total disability benefits and long-term medical care benefits under workers' compensation insurance are discounted at rates of interest generally ranging up to four percent. The carrying amount of such workers' compensation reserves, net of reinsurance and net of discount, was $1.3 billion, $1.5 billion and $1.6 billion at December 31, 1996, 1995 and 1994, respectively. The discount is amortized over the expected lives of the claimants. Discounted reserves come from three primary sources: reserves assumed from the Workers' Compensation Reinsurance Bureau ("WCRB"), reserves assumed from residual market pools and reserves for USF&G Company's net retained business.

(in millions)                            1996    1995    1994
--------------------------------------------------------------
Discount, January 1                      $394    $441    $508
Accrual                                   (10)    (21)    (32)
Amortization                              (31)    (26)    (35)
                                        ----------------------
Discount, December 31                    $353    $394    $441
                                        ----------------------

The negative discount accrual of $10 million in 1996 results from a reduction in the estimate of ultimate incurred losses partially offset by an increase in the discount assumed from residual market pools. A number of claim initiatives, including managed medical care and structured settlements for workers' compensation medical claims, are having a favorable impact on estimates of ultimate incurred losses. The source of the negative discount accrual of $21 million in 1995 is also a result of a reduction in the estimate of ultimate incurred losses and acceleration in the payment pattern. An acceleration in the payment of workers' compensation primarily attributable to structured settlements is responsible for the negative accrual of $32 million in 1994.

Roll-forward of liability for losses and loss expenses
The following table reconciles the changes in loss and loss expense reserves for the years presented:

(in millions)                                     1996    1995    1994
                                                -----------------------
Total reserve at beginning of year, gross       $6,097  $6,158  $6,370
   Less reinsurance recoverables                   984   1,016   1,054
                                                -----------------------
Net balance at January 1                         5,113   5,142   5,316
                                                -----------------------
Incurred Related To:
   Current year                                  2,030   1,856   1,752
   Prior years                                    (162)    (54)     (8)
                                                -----------------------
   Total incurred                                1,868   1,802   1,744
                                                -----------------------
Paid Related To:
   Current year                                    764     635     634
   Prior years                                   1,190   1,196   1,284
                                                -----------------------
   Total paid                                    1,954   1,831   1,918
                                                -----------------------
Net balance at December 31                       5,027   5,113   5,142
   Plus reserves acquired                           18      --      --
   Plus reinsurance recoverables                   987     984   1,016
                                                -----------------------
Total reserve at end of year, gross             $6,032  $6,097  $6,158
                                                -----------------------

Analysis of loss and loss expense reserve development
The tables on the following page show property/casualty loss reserves including
(net) and excluding (gross) the effects of ceded reinsurance as recorded in the indicated years, subsequent payments made with respect to such reserves and re-estimates of such reserves.

The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows the cumulative amount subsequently paid in succeeding years. The lower portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. Such re-estimations result from development of additional facts and circumstances pertaining to unsettled claims. The bottom line shows the dollar amount of the cumulative change through 1996 that is attributable to the original recorded reserve for each prior year.

The Analysis of Gross Loss and Gross Loss Expense Reserve Development was added in 1994. The schedule provides data gross of ceded reinsurance for the carried reserve at year-ends 1993 through 1996 and reserve development of the 1993 through 1995 year-ends.

Conditions and trends that have affected reserve development in the past have changed and may not necessarily occur in the future. Therefore, care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.


                                            Analysis of Net Loss and Net Loss Expense Reserve Development*
                                                                  At December 31
(in millions)                     1986    1987    1988    1989    1990    1991    1992    1993    1994    1995    1996**
                                ----------------------------------------------------------------------------------------
Liability for unpaid losses
        and loss expenses       $4,090  $4,744  $5,208  $5,467  $5,637  $5,716  $5,564  $5,316  $5,142  $5,113  $5,027
Cumulative paid as of:
  One year later                 1,348   1,374   1,539   1,723   1,655   1,575   1,471   1,284   1,196   1,190
  Two years later                2,164   2,258   2,614   2,795   2,746   2,534   2,394   2,091   1,947       -
  Three years later              2,778   3,033   3,350   3,593   3,418   3,225   3,018   2,630       -       -
  Four years later               3,313   3,550   3,939   4,055   3,929   3,692   3,428       -       -       -
  Five years later               3,640   3,992   4,265   4,435   4,293   3,995       -       -       -       -
  Six years later                3,864   4,240   4,542   4,714   4,528       -       -       -       -       -
  Seven years later              4,056   4,456   4,773   4,899       -       -       -       -       -       -
  Eight years later              4,234   4,648   4,924       -       -       -       -       -       -       -
  Nine years later               4,401   4,776       -       -       -       -       -       -       -       -
  Ten years later                4,514       -       -       -       -       -       -       -       -       -

Liability re-estimated:
  One year later                 4,210   4,884   5,236   5,679   5,767   5,793   5,625   5,308   5,088   4,951
  Two years later                4,444   4,943   5,485   5,800   5,907   5,923   5,645   5,264   5,005       -
  Three years later              4,586   5,109   5,566   5,960   6,151   5,975   5,620   5,246       -       -
  Four years later               4,722   5,287   5,761   6,246   6,216   5,959   5,589       -       -       -
  Five years later               4,917   5,442   6,029   6,331   6,209   5,933       -       -       -       -
  Six years later                5,049   5,700   6,125   6,319   6,214       -       -       -       -       -
  Seven years later              5,279   5,789   6,124   6,352       -       -       -       -       -       -
  Eight years later              5,365   5,790   6,175       -       -       -       -       -       -       -
  Nine years later               5,385   5,842       -       -       -       -       -       -       -       -
  Ten years later                5,428       -       -       -       -       -       -       -       -       -
Cumulative (deficiency)
  excess                        (1,338) (1,098)   (967)   (885)   (577)   (217)    (25)     70     137     162
                                ----------------------------------------------------------------------------------------



                                    Analysis of Gross Loss and Gross Loss Expense Reserve Development*
                                                                At December 31
(in millions)                     1986    1987    1988    1989    1990    1991    1992    1993    1994    1995    1996**
                                ----------------------------------------------------------------------------------------
Liability for unpaid losses
        and loss expenses          $ -     $ -     $ -     $ -     $ -     $ -     $ -  $6,370  $6,158  $6,097  $6,014
Cumulative paid as of:
  One year later                     -       -       -       -       -       -       -   1,571   1,431   1,387
  Two years later                    -       -       -       -       -       -       -   2,547   2,348       -
  Three years later                  -       -       -       -       -       -       -   3,217       -       -
Liability re-estimated:
  One year later                     -       -       -       -       -       -       -   6,354   6,103   5,977
  Two years later                    -       -       -       -       -       -       -   6,328   6,110       -
  Three years later                  -       -       -       -       -       -       -   6,417       -       -
Cumulative (deficiency)
   excess                            -       -       -       -       -       -       -     (47)     48     120
                                 ---------------------------------------------------------------------------------------




*Certain reserves are recorded on a discounted basis to reflect the value of timing differences between the recording of reserves and subsequent payment. The amortization of that discount is included in the reserve deficiencies shown above.
**The liability for unpaid losses and loss expenses at December 31, 1996 excludes reserves acquired through the 1996 acquisition of Afianzadora.

Loss and loss expenses recorded in the current period financial statements are affected by changes in estimates of insured events occurring in prior periods. Losses incurred in 1996 and 1995 included $111 million and $77 million, respectively, of favorable development on prior years' experience in the assumed reinsurance business. Given the significant uncertainty in reserving for assumed reinsurance, favorable development from loss reserves established in prior years is generally applied to establish reserves in the current accident year. Another $52 million of favorable development in 1996 related to the workers' compensation line, which resulted primarily from the recognition of the effect on reserve estimation models of the increased use of structured settlements to close claims. Loss reserve decreases in workers' compensation were substantially offset by reserve increase in general liability, commercial auto and surety lines for the current accident year.

The reserve development of $120 million on prior years' gross reserves is $42 million less favorable than on a net basis. This is primarily driven by adverse development on primary Surety business which was ceded to reinsurers.



Effect of Reserve Re-estimations on Calendar Year Operations
(Increase) Decrease in Reserves

                                                                                                 Total by
                                                                                                 Accident
(in millions)      1987    1988    1989    1990    1991    1992    1993    1994    1995    1996      Year
                  ----------------------------------------------------------------------------------------
Accident Years:
  1986 & Prior    $(120)  $(234)  $(142)  $(136)  $(195)  $(132)  $(230)  $(86)   $(20)   $(43)   $(1,338)
  1987                -      94      83     (30)     17     (23)    (28)    (3)     19      (9)       120
  1988                -       -      31     (83)     97     (40)    (10)    (7)      2       1         (9)
  1989                -       -       -      37     (40)     35     (18)    11      11      18         54
  1990                -       -       -       -      (9)     20      42     20      (5)     28         96
  1991                -       -       -       -       -      63     114     13       9      31        230
  1992                -       -       -       -       -       -      69     32       9       5        115
  1993                -       -       -       -       -       -       -     28      19     (13)        34
  1994                -       -       -       -       -       -       -      -      10      65         75
  1995                -       -       -       -       -       -       -      -       -      79         79
                  ----------------------------------------------------------------------------------------
Total by calendar
  year            $(120)  $(140)  $ (28)  $(212)  $(130)  $ (77)   $(61)  $  8     $54    $162     $ (544)
                  ----------------------------------------------------------------------------------------



In the table above, all entries are shown net of ceded reinsurance. Each column total shows reserve re-estimates made in the indicated calendar year for each accident year. Adverse development on accident years prior to 1986 is primarily attributable to reinsurance assumed on workers' compensation residual market pools and a change in the allocation of general liability reserves from accident years in the late 1980s to the earlier period. Favorable development in the more recent accident years is attributable to assumed reinsurance business.

Loss portfolio transfers
Also included in the loss and loss expense reserve development tables are various loss portfolio transfer transactions. These transactions are reinsurance contracts that do not involve the same type of risk as traditional reinsurance. In a loss portfolio reinsurance contract, USF&G Company assumes another insurer's outstanding loss reserves for a price equal to their discounted value plus a fee. These contracts generally provide for fixed loss payments at specified future dates. The financial risk involved is whether the investment income earned on the cash received will cover the discount associated with the losses assumed. This financial risk is controlled by the Corporation's asset/liability management techniques, which involve matching the maturities of the investment portfolio to expected patterns of future claim and benefit payments.

Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)           At December 31
                      ------------------
1996                              $ 34
1995                                52
1994                                86
1993                               110
1992                               123
1991                               279
1990                               324
1989                               397
1988                               394
1987                               355
                      ------------------

Structured settlements
Structured settlements represent the settlement of claims through the purchase of annuities. While they result in accelerated claim payments, structured settlements generally reduce the ultimate amount of losses paid. Structured settlements are used primarily in the third-party liability and workers' compensation lines of business. These types of settlements were not used extensively on liability lines until 1985. Their use was extended to workers' compensation indemnity claims in 1987. The number of such settlements has grown steadily and they are having an impact on claim payment patterns. USF&G Company continues to develop procedures to ensure that the impact of structured settlements is given appropriate recognition in estimating ultimate reserve liabilities. In 1996, reserves were reduced by $30 million recognizing the effect on reserve estimation models of the increased use of structured settlements to close such claims.

Reconciliation of liability for loss and loss expenses from SAP to GAAP
The following table presents the differences between property/casualty insurance claim reserves reported in accordance with GAAP in the consolidated financial statements in the 1996 Annual Report to Shareholders, and the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP"):

                                                        At December 31
(in millions)                                        1996    1995    1994
                                                   -----------------------
SAP basis property/casualty reserves               $4,637  $4,739  $4,875
Reserves of foreign subsidiaries
 (consolidated for GAAP but not SAP)                  408     374     267
                                                   -----------------------
GAAP basis property/casualty reserves, net          5,045   5,113   5,142
Reinsurance receivable                                987     984   1,016
                                                   -----------------------
GAAP basis property/casualty
        reserves, gross                            $6,032  $6,097  $6,158
                                                   -----------------------

1.7. Life benefit reserves
Financial information and further descriptions of life benefit reserves are set forth in Note 1.6, "Unpaid losses, loss expenses and policy benefits", and Note 3.2, "Life benefit reserves", of the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.

1.8. Geographical distribution
The risks insured by the Corporation's insurance subsidiaries are geographically diversified primarily throughout the United States. The Corporation has a subsidiary to market surety insurance in Canada, and in December 1996 expanded into Mexico with the acquisition of Afianzadora. Reinsurance risks are incurred throughout North America and specific foreign countries (mainly in Western Europe and Japan). Total assets and revenues of foreign operations were not material in 1996. Property/casualty voluntary direct premiums written are diversified throughout the United States. The following table shows the composition of statutory premium income of the Corporation's life insurance operations by region for the year ended 1996.

                       1996
                     ----------
Region:
  Northeast               35%
  Northwest               26
  South                   14
  Southwest               13
  Midwest                 12
                     ----------
  Total                  100%
                     ----------



1.9. Executive officers of the Registrant
--------------------------------------------------------------------------------
Name                    Age     Positions and Office with Registrant or
                                  Significant Subsidiaries
--------------------------------------------------------------------------------
Norman P. Blake, Jr.    55      Chairman of the Board, President, and
                                  Chief Executive Officer

Glenn W. Anderson       44      President-Commercial Insurance Group

John R. Berger          44      President-F&G Re, Inc.

Kenneth E. Cihiy        50      Executive Vice President-Claim

Gary C. Dunton          41      President-Family and Business Insurance Group

Dan L. Hale             52      Executive Vice President-Chief Financial Officer

Robert J. Lamendola     52      President-Surety Group

Thomas K. Lewis, Jr.    44      Executive Vice President-
                                  Chief Information Officer

Stephen W. Lilienthal   47      Executive Vice President-
                                  Field Development and Operations

John A. MacColl         48      Executive Vice President-
                                  General Counsel and Human Resources

Andrew A. Stern         39      Executive Vice President-
                                  Strategic Planning and Reinsurance Operations

Harry N. Stout          44      President-F&G Life

John C. Sweeney         52      Chairman-Falcon Asset Management, Inc., and
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

Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Berger was Assistant Secretary of General Reinsurance Company, an insurance and financial services company, and joined the Corporation in November 1983. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Dunton was Vice President and Division Manager of Standard Lines with Aetna Life and Casualty Company and joined the Corporation in December 1992. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Lamendola was Managing Director of Marsh & McLennan, Inc. and joined the Corporation in June 1992. Mr. Lewis was Vice President and General Manager for Europe, Middle East, and Africa for Seer Technologies, and joined the Corporation in November 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper & Marbury, and joined the Corporation in January 1989. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Stout was Senior Vice President of United Pacific Life Insurance Company, and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Tillinghast/Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.

ITEM 2. BUSINESS PROPERTIES
Real estate owned and used in the regular conduct of business consists of properties located in various cities throughout the United States. The Corporation's Mount Washington Center, located in Baltimore, Maryland, is the principal owned property. This is the headquarters for the property/casualty insurance operations, and the location of the executive offices, information systems, administrative services, and training and development complexes.

In addition, the Corporation leases approximately 130 offices in various cities in the regular course of business. The principal leased property is an office building in Baltimore, Maryland, which was sold in 1984 and leased back by the Corporation. During 1994, the Corporation developed and committed to a plan to consolidate its home office operations in Baltimore, Maryland at its Mount Washington facility. (Refer to Section 1.2, "Facilities exit costs/sublease income", of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.)

ITEM 3. LEGAL PROCEEDINGS
The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party coverage claims.

In the opinion of management, such litigation and the litigation described in
Note 14, "Legal Contingencies", of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, incorporated herein by reference, is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

USF&G CORPORATION  Part II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Market and dividend information for the Corporation's common stock on page 64 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

On December 24, 1996, USF&G Capital I, a subsidiary controlled by the Corporation, completed the issuance of $100 million of 8 1/2% Capital Securities, Series A (the "Capital Securities"). The Capital Securities were offered by Goldman, Sachs & Co., Merrill Lynch & Co., Lehman Brothers and Legg Mason Wood Walker, Incorporated (the "Initial Purchasers") to qualified institutional buyers (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) in reliance on Rule 144A and to a limited number of institutional investors that were accredited investors within the meaning of Rule 501 (a) under the Securities Act. The offering and sale was conducted without registration pursuant to exemption to the registration requirements under the Securities Act, including Rule 144A and Regulation D. The aggregate offering price was $100,000,000. The Corporation paid the Initial Purchasers $1,000,000 as compensation for arranging the investment in the Capital Securities and the related purchase by USF&G Capital I of Junior Subordinated Debentures issued by USF&G. Refer to Note 6, "Capital Securities of Subsidiary Trusts", of the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation on pages 32 and 33 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis on pages 14 through 31 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Corporation and notes to such financial statements on pages 34 through 58 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

USF&G CORPORATION  Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the Corporation's executive officers can be found on page 9 of this Form 10-K. Information regarding the Corporation's directors is incorporated herein by reference to the Election of Directors section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 21, 1997.

ITEM 11. EXECUTIVE COMPENSATION
See the Compensation of Executive Officers and Directors section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 21, 1997, which section is incorporated herein by reference. To the best of the Corporation's knowledge, there were no late filings under
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
See the Stock Ownership of Certain Beneficial Owners, Directors and Management section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 21, 1997, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See the Other Information-Certain Business Relationships section of the Corporation's definitive proxy statement for its Annual Meeting of Shareholders to be held May 21, 1997, which section is incorporated herein by reference.

USF&G CORPORATION  Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1) Financial Statements
     The following consolidated financial statements of USF&G Corporation and its subsidiaries, included in the Registrant's 1996 Annual Report to Shareholders, are incorporated by reference in Item 8:

        Consolidated Statement of Operations
        Consolidated Statement of Financial Position
        Consolidated Statement of Cash Flows
        Consolidated Statement of Shareholders' Equity
        Notes to Consolidated Financial Statements
        Report of Independent Auditors

     (2) Schedules
     The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14:

Page 18      Schedule I.     Summary of Investments--Other
                                than Investments in Related Parties
     19-21   Schedule II.    Condensed Financial Information of
                                Registrant
     22      Schedule III.   Supplementary Insurance
                                Information
     23      Schedule IV.    Reinsurance
     24      Schedule VI.    Supplemental Information
                                Concerning Consolidated
                                Property/Casualty Insurance
                                Operations

     All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Exhibits
     The following exhibits are included in Item 14:

Page 25      Exhibit 11      Computation of Earnings Per Share
     26      Exhibit 12      Computation of Ratio of
                                Consolidated Earnings to Fixed
                                Charges and Preferred Stock
                                Dividends

     A copy of all other exhibits not included with this Form 10-K may be obtained without charge upon written request to the corporate secretary at the address shown on page 27 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as an exhibit are denoted with an asterisk.

Exhibit 3A
Charter of USF&G Corporation.

Exhibit 3B
Amended By-laws of USF&G Corporation.

Exhibit 4A
Amended and Restated Rights Agreement dated as of March 11, 1997 between USF&G Corporation and The Bank Of New York. Incorporated by reference to the Registrant's Form 8-K as filed on March 13, 1997, File No. 1-8233.

Exhibit 4B
Indenture dated January 28, 1994 between USF&G Corporation and Chemical Bank. Incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 4C
Indenture dated January 28, 1994 between USF&G Corporation and Signet Bank. Incorporated by reference to Exhibit 4D to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 4D
Form of Note dated March 3, 1994 for Zero Coupon Convertible Subordinated Notes due 2009. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated March 3, 1994, File No. 1-8233.

Exhibit 4E
Form of Note dated June 30, 1994 for 8 3/8% Senior Notes due 2001. Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K dated June 30, 1994, File No. 1-8233.

Exhibit 4F
Credit and Reimbursement Agreement dated as of March 29, 1996 among USF&G Corporation and Morgan Guaranty Trust Company of New York as agent. Incorporated by reference to Exhibit 4A to the Registrant's Form 10-Q for the quarter ended March 31, 1996, File No. 1-8233.

Exhibit 4G
Credit Agreement dated as of March 29, 1996 among USF&G Corporation and Deutsche Bank AG, as agent. Incorporated by reference to Exhibit 4B to the Registrant's Form 10-Q for the quarter ended March 31, 1996, File No. 1-8233.

Exhibit 4H
Letter of Credit Agreement dated as of October 25, 1994 among USF&G Corporation and The Bank Of New York, as agent. Incorporated by reference to Exhibit 4I to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 4I
Form of 7% Senior Notes due 1998. Incorporated by reference to Exhibit 4A to the Registrant's Form 10-Q for the quarter ended June 30, 1995, File No. 1-8233.

Exhibit 4J
Form of 7 1/8% Senior Notes due 2005. Incorporated by reference to Exhibit 4B to the Registrant's Form 10-Q for the quarter ended June 30, 1995, File No. 1-8233.

Exhibit 4K
Documents related to USF&G Capital I:

    Amended and Restated Trust Agreement dated as of December 24, 1996 among USF&G Corporation, The Bank Of New York, The Bank Of New York (Delaware), the Administrators and the Holders.

    Junior Subordinated Indenture dated as of December 24, 1996 between USF&G Corporation and The Bank Of New York.

    Guarantee Agreement Between USF&G Corporation and The Bank Of New York dated as of December 24, 1996.

    Form of Global Certificate Evidencing Capital Securities of USF&G Capital I.

    Agreement as to Expenses and Liabilities dated as of December 24, 1996 between USF&G Corporation and USF&G Capital I.

    USF&G Corporation 8 1/2% Deferrable Interest Junior Subordinated Debenture, $103,093,000.

Exhibit 4L
Documents related to USF&G Capital II:

    Amended and Restated Trust Agreement dated as of January 10, 1997 among USF&G Corporation, The Bank Of New York, The Bank of New York (Delaware), the Administrators and the Holders.

    Indenture dated as of January 10, 1997 between USF&G Corporation and The Bank Of New York.

    Guarantee Agreement dated as of January 10, 1997 by USF&G Corporation and The Bank Of New York.

    Form of Global Certificate Evidencing Capital Securities of USF&G
    Capital II.

    Agreement as to Expenses and Liabilities dated as of January 10, 1997 between USF&G Corporation and USF&G Capital II.

    USF&G Corporation 8.47% Deferrable Interest Junior Subordinated Debenture, $103,093,000.


Exhibit 10A*
Stock Option Plan of 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 dated July 28, 1987, File No. 33-16111.

Exhibit 10B*
Employment Agreement dated November 20, 1990 between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10C*
USF&G Supplemental Executive Retirement Agreement between the Registrant and Norman P. Blake, Jr., dated November 20, 1990. Incorporated by reference to
Exhibit 10B to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10D*
Stock Option Plan of 1990. Incorporated by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement as filed December 7, 1990, File No. 33-38113. Certified Copy of the Board Resolution adopted on December 6, 1990, amending the Stock Option Plan of 1990. Incorporated by reference to Exhibit 10G to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10E*
Description of Management Incentive Plan. Incorporated by reference to Exhibit 10J to the Registrant's Form 10-K for the year ended December 31, 1990,
File No. 1-8233.

Exhibit 10F*
Stock Incentive Plan of 1997.

Exhibit 10G*
Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 4(a) to the Registrant's Form S-8 Registration Statement as filed February 11, 1992,
File No. 33-45664.

Exhibit 10H*
Form of Stock Option Agreement used in connection with the Stock Option Plan of 1987, Stock Option Plan of 1990, and Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10I*
Amended and Restated 1993 Stock Plan for Non-Employee Directors.

Exhibit 10J*
Employment Agreement dated November 10, 1993 between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10K*
Stock Option Agreement dated November 10, 1993 between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10L to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10L*
Stock Option Agreement dated November 10, 1993 between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10M to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10M*
Waiver dated November 10, 1993 between the Registrant and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10N to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10N*
First Amendment to USF&G Supplemental Executive Retirement Agreement between the Registrant and Norman P. Blake, Jr. dated November 10, 1993. Incorporated by reference to Exhibit 10O to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10O*
USF&G Supplemental Retirement Plan. Incorporated by reference to Exhibit 10Q to the Registrant's Form 10-K for the year ended December 31, 1993,
File No. 1-8233.

Exhibit 10P*
Amended and Restated Stock Incentive Plan of 1991. Incorporated by reference to
Exhibit 10R to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10Q*
Long-Term Incentive Plan. Incorporated by reference to Exhibit 10S to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10R*
USF&G Executive Deferred Bonus Payment Plan. Incorporated by reference to
Exhibit 10T to the Registrant's Form 10-K for the year ended December 31, 1995, File No. 1-8233.

Exhibit 10S*
Unfunded Deferred Compensation Plan for Non-Employee Directors of USF&G Corporation. Incorporated by reference to Exhibit 10U to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10T*
Description of Executive Severance Plan in the Event of a Change in Control.

Exhibit 10U
Coinsurance Contract dated as of July 26, 1996 among Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company.

Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges and preferred stock dividends.

Exhibit 13
1996 Annual Report to Shareholders.

Exhibit 21
Subsidiaries of the Registrant.

Exhibit 23
Consent of Independent Auditors.

Exhibit 28
Information from reports furnished to state insurance regulatory authorities.

All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K
The Registrant filed a Form 8-K on November 20, 1996, reporting under Item 5, Other Events, the call for redemption of all remaining outstanding shares of its $10.25 Series B Cumulative Convertible Preferred Stock.

The Registrant filed a Form 8-K on December 3, 1996, reporting under Item 5, Other Events, the Corporation's acquisition of Afianzadora Insurgentes, S.A. de C.V., for $65 million.

USF&G CORPORATION  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USF&G CORPORATION

  /s/NORMAN P. BLAKE, JR.
     Norman P. Blake, Jr.

     Chairman of the Board, President,
     and Chief Executive Officer

Dated at Baltimore, Maryland
March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Principal Executive Officer:

/s/NORMAN P. BLAKE, JR.
   Norman P. Blake, Jr.

   Chairman of the Board, President, and
   Chief Executive Officer

   Chief Financial Officer:

/s/DAN L. HALE
   Dan L. Hale

   Executive Vice President and
   Chief Financial Officer

Dated at Baltimore, Maryland
March 31, 1997

USF&G CORPORATION Signatures

Directors


/s/H. FURLONG BALDWIN
   H. Furlong Baldwin


/s/MICHAEL J. BIRCK
   Michael J. Birck


/s/GEORGE L. BUNTING, JR.
   George L. Bunting, Jr.


/s/ROBERT E. DAVIS
   Robert E. Davis


/s/KENNETH M. DUBERSTEIN
   Kenneth M. Duberstein


/s/DALE F. FREY
   Dale F. Frey


/s/ROBERT E. GREGORY, JR.
   Robert E. Gregory, Jr.


/s/ROBERT J. HURST
   Robert J. Hurst


/s/WILBUR G. LEWELLEN
   Wilbur G. Lewellen


/s/HENRY A. ROSENBERG, JR.
   Henry A. Rosenberg, Jr.


/s/LARRY P. SCRIGGINS
   Larry P. Scriggins


/s/ANNE MARIE WHITTEMORE
   Anne Marie Whittemore


/s/R. JAMES WOOLSEY
   R. James Woolsey

USF&G CORPORATION Schedule I. Summary of Investments-Other Than Investments
                    in Related Parties


                                                 At December 31, 1996
                                                          Amount at which shown
                                                   Market   in the Statement of
(in millions)                               Cost    Value    Financial Position
                                         ---------------------------------------
Fixed Maturities:
   Available for sale:
      United States Government agencies
        and authorities                   $1,767   $1,791               $ 1,791
      States, municipalities and
        political subdivisions               425      430                   430
      Foreign governments                    230      234                   234
      Public utilities                       359      360                   360
      All other corporate bonds            5,285    5,349                 5,349
                                         ---------------------------------------
          Total fixed maturities
            available for sale             8,066    8,164                 8,164
                                         ---------------------------------------
              Total fixed maturities       8,066    8,164                 8,164
                                         ---------------------------------------

Equity Securities:
   Common stocks:
      Banks, trust and insurance
        companies                              1        1                     1
      Industrial, miscellaneous and
        all other                             14       14                    14
                                         ---------------------------------------
         Total common stocks                  15       15                    15
      Nonredeemable preferred stocks           1        1                     1
                                         ---------------------------------------
         Total equity securities              16       16                    16
                                         ---------------------------------------
Short-term investments                       535      535                   535
Mortgage Loans                               406      423                   406
Real estate acquired in satisfaction
  of debt (A)                                286                            286
Other real estate (A)                        268                            268
Other invested assets (A)                    401                            401
                                         ---------------------------------------
   Total investments                      $9,978                        $10,076
                                         ---------------------------------------

(A) Market value not readily available.

USF&G CORPORATION Schedule II. Condensed Financial Information of Registrant -
                  Statement of Financial Position (Parent Company)

                                                             At December 31
(in millions)                                             1996    1995    1994
                                                       -------------------------
Assets
   Cash                                                 $   --  $   --  $    1
   Short-term investments                                    4      --      --
   Investment in subsidiaries, at equity                 3,021   3,130   2,503
   Due from subsidiaries                                    99      57     131
   Other assets                                              8      13      24
                                                       -------------------------
      Total assets                                      $3,132  $3,200  $2,659
                                                       -------------------------
Liabilities
   Debt (short-term, 1996, $--;1995, $80; 1994, $215)   $  477  $  591  $  586
   Dividends payable to shareholders                        10      11      14
   Due to insurance subsidiaries                            36     136     203
   Due to noninsurance subsidiaries                        386     107     107
   Other liabilities                                       154     371     308
                                                       -------------------------
      Total liabilities                                  1,063   1,216   1,218
                                                       -------------------------
USF&G-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinate deferrable interest debentures of USF&G     100      --      --
                                                       -------------------------
Shareholders' Equity
   Preferred stock                                         200     213     331
   Common stock                                            286     299     262
   Paid-in capital                                       1,091   1,188   1,104
   Net unrealized gains (losses) on investments
      and foreign currency                                  62     271    (147)
   Minimum pension liability                                --    (100)    (63)
   Retained earnings (deficit)                             330     113     (46)
                                                       -------------------------
      Total shareholders' equity                         1,969   1,984   1,441
                                                       -------------------------
      Total liabilities, capital securities
         and shareholders' equity                       $3,132  $3,200  $2,659
                                                       -------------------------

See Note to Condensed Financial Statements.

USF&G CORPORATION Schedule II. Condensed Financial Information of Registrant -
                  Statement of Operations (Parent Company)


                                                             At December 31
(in millions)                                             1996    1995    1994
                                                        ------------------------
Revenues
   Net investment income:
      Dividends from subsidiaries                         $282    $114    $125
      Interest expense on loans from subsidiaries          (11)    (12)     (8)
      Other                                                 (1)     (3)     (1)
   Other revenues:
      From subsidiaries                                      6       7       7
      From others                                           --       1       5
                                                        ------------------------
         Revenues before net realized losses               276     107     128
   Net realized losses on investments                       (3)     (4)     --
                                                        ------------------------
         Total revenues                                    273     103     128
                                                        ------------------------
Expenses
   Facilities exit costs/(sublease income)                 (69)     (6)    211
   Interest expense                                         38      42      34
   Lease expense                                            18      21      30
   Other operating expense                                   9      15      24
   Foreign currency losses                                  --       1      --
                                                        ------------------------
      Total expenses                                        (4)     73     299
                                                        ------------------------
   Income (loss) from operations before income taxes
      and equity in undistributed earnings
      of subsidiaries                                      277      30    (171)

   Provision for income taxes (benefit)                     (3)    (15)     --
                                                        ------------------------
   Income (loss) from operations before equity in
      undistributed earnings of subsidiaries               280      45    (171)
   Equity in undistributed earnings of subsidiaries        (19)    164     408
                                                        ------------------------
      Net income                                          $261    $209    $237
                                                        ------------------------

See Note to Condensed Financial Statements.

USF&G CORPORATION Schedule II. Condensed Financial Information of Registrant -
                  Statement of Cash Flows (Parent Company)

                                                              At December 31
(in millions)                                             1996    1995    1994
                                                        ------------------------
Net Cash Provided from Operating Activities              $ 227   $  40    $129
                                                        ------------------------
Net Cash Used in Investing Activities                       (4)      2      (4)
                                                        ------------------------
Financing Activities
   Repayments of short-term borrowings                      --    (215)   (160)
   Intercompany advances, net                              (21)     21     (51)
   Long-term borrowings                                     --     228     270
   Repayments of long-term borrowings                     (114)    (30)   (120)
   Issuance of capital securities                           98      --      --
   Issuances of common stock                                11       6      14
   Repurchases of common stock                            (150)     --      --
   Redemption of preferred stock                            (2)     --     (13)
   Cash dividends paid to shareholders                     (45)    (53)    (66)
                                                         -----------------------
      Net cash used in financing activities               (223)    (43)   (126)
                                                         -----------------------
   Decrease in cash                                         --      (1)     (1)
   Cash at beginning of year                                --       1       2
                                                         -----------------------
      Cash at end of year                                $  --   $  --   $   1
                                                         -----------------------

See Note to Condensed Financial Statements.


Note to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the 1996 Annual Report to Shareholders incorporated herein by reference. Certain amounts have been reclassified to conform to the 1996 presentation. The parent company's provision for income taxes is based on the Corporation's consolidated federal income tax allocation policy.

Effective June 1, 1995, USF&G Company declared an extraordinary dividend payable to USF&G Corporation for the amount of its equity in the undistributed earnings of F&G Life. This dividend is excluded from "Dividends from Subsidiaries" in the condensed statement of operations since the transaction represented a change in ownership structure rather than a distribution of earnings from a subsidiary.

USF&G CORPORATION Schedule III. Supplementary Insurance Information


                                            At December 31                                  Years Ended December 31
                            Deferred Unpaid losses,             Other               Net Losses,loss  Amortization
                              policy  loss expenses           policy-        investment    expenses   of deferred     Other
                         acquisition     and policy Unearned   holder Premium    income  and policy policy acqui- operating Premiums
(in millions)                  costs       benefits premiums funds(A) revenue       (A)    benefits  sition costs  expenses  written
                             ----------------------------------------- -------------------------------------------------------------
1996
Property/casualty insurance:
   CIG                          $105         $2,508   $  354           $  954                $  708         $ 249      $100  $   964
   FBIG                          122          1,526      436              990                   782           265       120      989
   Surety                         40             79      100              141                    55            63        19      160
   Discover Re                     2             61       72               22                    17             2         2       27
   F&G Re                         21            871       82              480                   306           120         2      499
   Reinsurance receivable         --            987       69               --                    --            --        --       --
                             ----------------------------------------- -------------------------------------------------------------
      Property/casualty          290          6,032    1,113      $12   2,586      $441       1,868           699       243    2,639
Life insurance                   166          3,552       --       79     145       269         313             8        43      N/A
                             ----------------------------------------- -------------------------------------------------------------
   Total                        $456         $9,584   $1,113      $91  $2,731      $710      $2,181          $707      $286   $2,639
                             ----------------------------------------- -------------------------------------------------------------
1995
Property/casualty insurance:
   CIG (B)                      $122         $2,531   $  382           $  876                $  662          $252      $ 71   $  921
   FBIG (B)                      122          1,680      404              982                   732           268       126      974
   Surety                         30             44       61              119                    44            53         9      129
   Discover Re                     2             50       36               25                    20             4         5       27
   F&G Re                         12            808       57              490                   344           107         5      512
   Reinsurance receivable         --            984      115               --                    --            --        --       --
                             ----------------------------------------- -------------------------------------------------------------
      Property/casualty          288          6,097    1,055      $ 9   2,492      $438       1,802           684       216    2,563
Life insurance                   146          3,719       --       80     174       306         376            30        41      N/A
                             ----------------------------------------- -------------------------------------------------------------
   Total                        $434         $9,816   $1,055      $89  $2,666      $744      $2,178          $714      $257   $2,563
                             ----------------------------------------- -------------------------------------------------------------

1994
Property/casualty insurance:
   Commercial                   $167         $3,903   $  468           $1,206                $  934          $366      $ 88   $1,220
   Personal                       77            496      275              626                   463           165        64      614
   Surety                         24             41       52              107                    41            48        14      113
   Discover Re                     3             34       15               22                    17             1         8       27
   F&G Re                          9            668       41              395                   289            67        27      415
   Reinsurance receivable         --          1,016      117               --                    --            --        --       --
                             ----------------------------------------- -------------------------------------------------------------
      Property/casualty          280          6,158      968      $ 7   2,356      $429       1,744           647       201    2,389
Life insurance                   224          3,804       --       79     152       317         388            21        45      N/A
                             ----------------------------------------- -------------------------------------------------------------
   Total                        $504         $9,962   $  968      $86  $2,508      $746      $2,132          $668      $246   $2,389
                             ----------------------------------------- -------------------------------------------------------------

(A) Other policyholders' funds and net investment income are not allocated to property/casualty categories.
(B) Prior to the creation of CIG and FBIG in 1995, information regarding insurance operations were segregated along product lines for commercial and personal property/casualty insurance. Comparative amounts for 1995 were as follows:

   Commercial                  $172         $3,732    $  520           $1,223                $  910          $353      $117   $1,272
   Personal                      72            479       266              635                   484           167        80      623
                             ----------------------------------------- -------------------------------------------------------------

N/A - Not applicable to life insurance pursuant to Rule 12-16 of Regulation S-X.


USF&G CORPORATION Schedule IV. Reinsurance


                                                           Years Ended December 31
                                                Ceded to      Assumed                  Percentage of
                                        Gross      other   from other   Net assumed           amount
(in millions)                          amount  companies    companies        amount  assumed to net*
                                     ----------------------------------------------------------------
1996
Life insurance in force               $10,580     $1,220         $149       $ 9,509             1.6%
                                     ----------------------------------------------------------------
Premiums earned:
   Life insurance                     $   153     $    9         $ --       $   144              .3%
   Accident/health insurance               --         --            1             1           102.1
   Property/casualty insurance          2,346        369          609         2,586            23.5
                                     ----------------------------------------------------------------
      Total                           $ 2,499     $  378         $610       $ 2,731            22.3%
                                     ----------------------------------------------------------------

1995
Life insurance in force               $11,237     $1,305         $154       $10,086             1.5%
                                     ----------------------------------------------------------------
Premiums earned:
   Life insurance                     $   178     $    5         $ --       $   173              .2%
   Accident/health insurance               --         --            1             1            98.4
   Property/casualty insurance          2,253        398          637         2,492            25.6
                                     ----------------------------------------------------------------
      Total                           $ 2,431     $  403         $638       $ 2,666            23.9%
                                     ----------------------------------------------------------------

1994
Life insurance in force               $11,683     $1,350         $160       $10,493             1.5%
                                     ----------------------------------------------------------------
Premiums earned:
   Life insurance                     $   155     $    4         $ --       $   151              --%
   Accident/health insurance               --         --            1             1            98.5
   Property/casualty insurance          2,284        516          588         2,356            25.0
                                     ----------------------------------------------------------------
      Total                           $ 2,439     $  520         $589       $ 2,508            23.5%
                                     ----------------------------------------------------------------

*Certain percentages are calculated from amounts in thousands and may not equal the percentage calculated from amounts reported in millions.


USF&G CORPORATION Schedule VI. Supplemental Information Concerning Consolidated
                  Property/Casualty Insurance Operations

                                                             At December 31
(in millions)                                             1996    1995    1994
                                                        ------------------------
Deferred policy acquisition costs                       $  290  $  288  $  280
Reserves for unpaid losses and loss expenses             6,032   6,097   6,158
Discount deducted from reserves (A)                        353     394     441
Unearned premiums                                        1,113   1,055     968
                                                        ------------------------

                                                        Years Ended December 31
(in millions)                                             1996    1995    1994
                                                        ------------------------
Earned premiums                                         $2,586  $2,492  $2,356
Net investment income                                      441     438     429
Losses and loss expenses incurred related to:
   Current year                                          2,030   1,856   1,752
   Prior years                                            (162)    (54)     (8)
Amoritization of deferred policy acquisition costs         699     684     647
Paid losses and loss expenses                            1,954   1,831   1,918
Premiums written                                         2,639   2,563   2,389
                                                        ------------------------

(A) Certain long-term disability payments for workers' compensation are discounted at rates of up to 4%.

USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share

                                                             Years Ended December 31
(dollars in millions except per share)                    1996          1995         1994
                                                  ------------------------------------------
Net Income Available to Common Stock
  Primary:
     Net income                                           $261          $209          $237
     Less preferred stock dividend requirements            (20)          (28)          (46)
                                                  ------------------------------------------
        Net income available to common stock              $241          $181          $191
                                                  ------------------------------------------
  Fully diluted:
     Net Income                                           $261          $209          $237
     Less preferred stock dividend requirements            (16)          (16)          (16)
     Add interest expense on zero coupon bonds               5             6             5
                                                  ------------------------------------------
        Net income available to common stock              $250          $199          $226
                                                  ------------------------------------------
Weighted-Average Shares Outstanding
   Primary common shares (A)                       117,674,384   111,474,129    95,796,671
                                                  ------------------------------------------
   Fully diluted (B):
      Common shares                                117,674,384   111,474,129    95,796,671
      Common stock equivalents                       3,880,400     1,553,773     1,038,214
      Assumed conversion of preferred stock          2,150,892     9,931,329    24,950,202
      Assumed conversion of zero coupon bonds        5,784,211     7,227,255     6,022,712
                                                  ------------------------------------------
        Total fully diluted                        129,489,887   130,186,486   127,807,799
                                                  ------------------------------------------
Earnings Per Common Share
   Primary (A)                                           $2.05         $1.63         $2.00
   Fully diluted (B)                                      1.93          1.53          1.77
                                                  ------------------------------------------

(A) Shares issuable under common stock equivalents (2,416,755 shares in 1996;
1,295,767 shares in 1995; 1,021,230 shares in 1994) have not been used in the computation of primary earnings per common share presented on the face of the Consolidated Statement of Operations because the dilutive effect is not material.
(B) Fully diluted earnings per common share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.


USF&G CORPORATION Exhibit 12 - Computation of Ratio of Consolidated Earnings to
                  Fixed Charges and Preferred Stock Dividends

                                                        Years Ended December 31
(dollars in millions)                                     1996    1995    1994
                                                        ------------------------
Fixed charges
   Interest expense                                       $ 39    $ 44    $ 37
   Portion of rents representative of interest (A)          17      20     159
                                                        ------------------------
      Total fixed charges                                   56      64     196
   Preferred stock dividend requirements (B)                20      28      46
                                                        ------------------------
Combined Fixed Charges and Preferred Stock Dividends      $ 76    $ 92    $242
                                                        ------------------------
Consolidated Earnings Available for Fixed Charges
   and Preferred Stock Dividends
   Income (loss) from operations before income taxes      $259    $195    $(43)
   Adjustment:
      Fixed charges                                         56      64     196
                                                        ------------------------
   Consolidated earnings available for fixed charges
      and preferred stock dividends                       $315    $259    $153
                                                        ------------------------

Ratio of Consolidated Earnings to Fixed Charges (C)(D)     5.7     4.0     0.8

Ratio of Consolidated Earnings to Combined Fixed Charges
      and Preferred Stock Dividends (C)(D)                 4.1     2.8     0.6
                                                        ------------------------

(A) Includes approximately $130 million net present value of rents representative of interest included in facilities exit costs in 1994.
(B) Preferred stock dividend requirements of $20 million, $28 million and $46 million in 1996, 1995 and 1994, respectively, divided by 100% less the effective income tax rate of 0% in 1996, 1995 and 1994.
(C) The ratio of consolidated earnings before facilities exit costs to fixed charges was 3.1 for 1994. The ratio of consolidated earnings before facilities exit costs to combined fixed charges and preferred stock dividends was 1.8 for 1994.
(D) In 1994, earnings were inadequate to cover fixed charges by $43 million and combined fixed charges and preferred stock dividends by $89 million.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K




                               USF&G CORPORATION

For the Fiscal Year Ended                                 Commission File Number
December 31, 1996                                                         1-8233

         A copy of all other of the Corporation's Exhibits to the 1996
    Form 10-K report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., corporate secretary, at the corporate headquarters:
                               6225 Smith Avenue
                           Baltimore, Maryland 21209