Form 10-Q
period 1997-03-31
USF&G CORP
filed 1997-05-15
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 1997                                                            1-8233

                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)



                  6225 Smith Avenue, Baltimore, Maryland 21209
               (Address of principal executive offices) (zip code)

                             Telephone: 410-547-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares outstanding of the issuer's common stock as of May 9, 1997:

   Common Stock, Par Value $2.50; 110,389,436 shares outstanding.


                                  Page 1 of 24.

USF&G CORPORATION Contents


PART I FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Condensed Consolidated Statement of Financial Position             3
          Condensed Consolidated Statement of Operations                     4
          Condensed Consolidated Statement of Cash Flows                     5
          Notes to Condensed Consolidated Financial Statements               6
          Report of Independent Auditors                                     9
Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                         10

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                 19
Item 2.   Changes in Securities                                             19
Item 6.   Exhibits and Reports on Form 8-K:                                 19
          Exhibit 11 - Computation of Earnings per Share                    20
          Exhibit 12 - Computation of Ratio of Consolidated Earnings to
                       Fixed Charges, Distributions on Capital Securities
                       and Preferred Stock Dividends                        21
          Exhibit 15 - Letter Regarding Unaudited Interim Financial
                       Information                                          22

SIGNATURE                                                                   23

USF&G CORPORATION Condensed Consolidated Statement of Financial Position
                   (Unaudited)

                                                    At March 31  At December 31
(dollars in millions except per share data)                1997            1996
                                                   -----------------------------
Assets
   Investments:
      Fixed maturities:
         Available for sale, at market
          (cost, 1997, $8,086; 1996, $8,066)           $ 8,022          $ 8,164
      Common and preferred stocks, at market
          (cost, 1997, $20; 1996, $16)                      17               16
      Short-term investments                               511              535
      Mortgage loans                                       471              406
      Real estate                                          554              554
      Other invested assets                                447              401
                                                   -----------------------------
         Total investments                              10,022           10,076
                                                   -----------------------------
   Cash                                                     91               73
   Accounts, notes and other receivables                   890              763
   Reinsurance receivables                               1,481            1,576
   Servicing carrier receivables                           667              661
   Deferred policy acquisition costs                       483              456
   Other assets                                            851              802
                                                   -----------------------------
      Total assets                                     $14,485          $14,407
                                                   -----------------------------
Liabilities
   Unpaid losses, loss expenses and policy benefits    $ 9,632          $ 9,584
   Unearned premiums                                     1,121            1,113
   Corporate debt                                          478              477
   Real estate and other debt                                5                5
   Other liabilities                                     1,288            1,159
                                                   -----------------------------
      Total liabilities                                 12,524           12,338
                                                   -----------------------------
USF&G-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding
   solely junior subordinated deferrable interest
   debentures of USF&G                                     200              100
                                                   -----------------------------

Shareholders' Equity
   Preferred stock, par value $50.00
    (12,000,000 shares authorized; shares issued,
     1997, 1,999,910; 1996, 3,999,910)                     100              200
   Common stock, par value $2.50
    (240,000,000 shares authorized; shares issued,
     1997, 112,659,479; 1996, 114,240,489)                 282              286
   Paid-in capital                                       1,052            1,091
   Net unrealized gains (losses) on investments
     and foreign currency                                  (40)              62
   Retained earnings                                       367              330
                                                    ----------------------------
      Total shareholders' equity                         1,761            1,969
                                                    ----------------------------
      Total liabilities, capital securities and
        shareholders' equity                           $14,485          $14,407
                                                    ----------------------------

See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION Condensed Consolidated Statement of Operations (Unaudited)

                                                     Three Months Ended March 31
(dollars in millions except per share data)               1997             1996
                                                     ---------------------------
Revenues
   Premiums earned                                        $669             $667
   Net investment income                                   172              180
   Other                                                     4                9
                                                     ---------------------------
      Revenues before net realized gains                   845              856
   Net realized gains on investments                        --               11
                                                     ---------------------------
      Total revenues                                       845              867
                                                     ---------------------------
Expenses
   Losses, loss expenses and policy benefits               516              543
   Underwriting, acquisition and operating expenses        252              259
   Interest expense                                          9               10
   Facilities exit costs/(sublease income)                  --               (2)
                                                     ---------------------------
      Total expenses                                       777              810
                                                     ---------------------------
   Income from operations before income taxes               68               57
   Provision for income taxes                               21               --
   Distributions on USF&G-obligated mandatorily
      redeemable preferred capital securities
      of subsidiary trusts holding solely junior
      subordinated deferrable interest debentures
      of USF&G, net of tax                                   2               --
                                                     ---------------------------
      Net income                                          $ 45             $ 57
                                                     ---------------------------

   Preferred stock dividend requirements                     2                5
                                                     ---------------------------
      Net income available to common stock                $ 43             $ 52
                                                     ---------------------------

Primary Earnings Per Share                                $.37             $.43
                                                     ---------------------------

Fully Diluted Earnings Per Share                           .36              .42
                                                     ---------------------------

Weighted-average shares outstanding (000s):
      Primary                                          117,238          119,633
      Fully diluted                                    122,420          130,450
                                                     ---------------------------
Dividends declared per common share                      $ .05            $ .05
                                                     ---------------------------

See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                     Three Months Ended March 31
(in millions)                                             1997             1996
                                                     ---------------------------
Operating Activities
   Direct premiums collected                             $ 519            $ 518
   Net investment income collected                         160              174
   Direct losses, loss expenses and
     policy benefits paid                                 (399)            (420)
   Net reinsurance activity                                (26)              11
   Underwriting and operating expenses paid               (236)            (216)
   Interest paid                                            (1)              (5)
   Income taxes paid                                        (2)              --
   Other items, net                                         (7)              (8)
                                                     ---------------------------
     Net cash provided from operating activities             8               54
                                                     ---------------------------
Investing Activities
   Net (purchases), sales and maturities of
     short-term investments                                 23              (76)
   Purchases of fixed maturities available
     for sale                                             (646)            (218)
   Sales of fixed maturities available for sale            562               51
   Maturities/repayments of fixed maturities
     available for sale                                    141              260
   Purchases of other investments                          (84)             (47)
   Sales, maturities and repayments of
     other investments                                      26               89
   Purchase of subsidiary                                  (24)              --
   Purchases of property and equipment                     (31)              (9)
   Sales of property and equipment                           3                2
                                                     ---------------------------
     Net cash provided from (used in)
       investing activities                                (30)              52
                                                     ---------------------------
Financing Activities
   Deposits for universal life and
     investment contracts                                  128               78
   Withdrawals of universal life and
     investment contracts                                  (48)            (157)
   Net borrowings of short-term debt                        --                6
   Repayments of long-term borrowings                       --              (21)
   Issuance of capital securities                           99               --
   Issuances of common stock                                 6               --
   Repurchases of common stock                             (35)              --
   Redemptions of preferred stock                         (100)              --
   Cash dividends paid to shareholders                     (10)             (11)
                                                     ---------------------------
     Net cash provided from (used in)
       financing activities                                 40             (105)
                                                     ---------------------------
   Increase in cash                                         18                1
   Cash at beginning of period                              73              119
                                                     ---------------------------
     Cash at end of period                               $  91            $ 120
                                                     ---------------------------
Noncash Transactions
 Coinsurance of broker SPDA block:
     Surrender activity                                  $ (55)           $  --
                                                     ---------------------------

See Notes to Condensed Consolidated Financial Statements.

USF&G CORPORATION Notes to Condensed Consolidated Financial Statements
                   (Unaudited)


NOTE 1 BASIS OF ACCOUNTING
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries (collectively, "USF&G"). Intercompany transactions are eliminated in consolidation. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's 1996 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods.

NOTE 2 REVIEW OF INDEPENDENT AUDITORS
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three month periods ended March 31, 1997 and 1996. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

NOTE 3 EARNINGS PER SHARE ("EPS")
Primary earnings per share are based on income, after deduction of preferred stock dividends, and the weighted-average number of common shares outstanding during the periods. Common stock equivalents were included in the 1997 calculation of primary EPS, but not included for 1996 as they were insignificant in that period. Fully diluted earnings per share assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. Refer to the computation in Exhibit 11.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which simplifies the standards for computing EPS. SFAS No. 128 replaces primary EPS with basic EPS, which excludes common stock equivalents, and requires disclosure of diluted EPS on the face of the income statement for all entities, such as USF&G, with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; however, earlier application is not permitted. The adoption of SFAS No. 128 is not expected to have a material effect on USF&G's EPS computations or related disclosures.

NOTE 4 RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
For purposes of computing the ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends, earnings consist of income before considering income taxes and fixed charges. Fixed charges consist of interest and that portion of rentals that is deemed to be an appropriate interest factor. Refer to the computation in Exhibit 12.

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:
                                                Three Months Ended March 31
(in millions)                                        1997          1996
                                                ---------------------------
Net income                                           $ 45          $ 57
Adjustments to reconcile net income to net
   cash provided from operating activities:
     Realized gains on investments                     --           (11)
     Depreciation expense                               8             7
     Facilities exit costs/(sublease income)           --            (2)
     Provision for taxes                               21            --
     Change in insurance liabilities                   21            31
     Change in deferred policy acquisition costs      (14)           18
     Change in receivables                            (43)          (52)
     Change in other liabilities                      (22)           64
     Change in other assets                            (1)          (54)
     Other items, net                                  (7)           (4)
                                                 --------------------------
Net cash provided from operating activities          $  8          $ 54
                                                 --------------------------

NOTE 6 UNREALIZED GAINS (LOSSES) ON INVESTMENTS
At March 31, 1997, gross unrealized gains and gross unrealized losses pertaining to investments in common and preferred stocks totaled $2 million and $5 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $14 million and $3 million, respectively. At March 31, 1997, there were gross unrealized gains of $72 million and gross unrealized losses of $136 million pertaining to fixed maturities available for sale. There were also $5 million of gross unrealized losses relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The tax effect on net unrealized losses at March 31, 1997 was a benefit of $21 million. The change in net unrealized gains (losses) on investments and foreign currency amounted to a loss of $102 million during the three months ended March 31, 1997, compared with a loss of $186 million during the three months ended March 31, 1996.

NOTE 7 PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS
Proceeds from sales of fixed maturities available for sale during the three months ended March 31, 1997, were $562 million compared with $51 million for the three months ended March 31, 1996. Gross gains and gross losses of $10 million and $15 million, respectively, were realized on 1997 sales. Gross gains and gross losses of $3 million and $2 million, respectively, were realized on such sales in the first quarter of 1996.

NOTE 8 LEGAL CONTINGENCIES
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their businesses, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party and coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in Section 8, "Legal Contingencies and Regulation", of Management's Discussion and Analysis of Financial Condition and Results of Operations in USF&G's 1996 Annual Report to Shareholders.

In the opinion of management, such contingencies and the contingencies described below are not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

8.1. Workers' compensation litigation
A series of class actions have been filed against the National Council on Compensation Insurance ("NCCI"), the insurance companies which served as servicing carriers in various states, and the National Workers' Compensation Reinsurance Pool ("NWCRP"). The complaints generally allege that the defendants conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels thereby allegedly causing inflated deficits in the voluntary market, excessive expansion of the residual market and excessive contraction of the voluntary market. The plaintiffs generally seek unspecified compensatory and punitive damages and in some cases civil penalties, treble damages under state antitrust laws, and temporary and permanent injunctive relief. Plaintiffs' counsel in these cases have, from time to time, indicated that similar cases may be filed in other states. USF&G believes that it has meritorious defenses to each of the class actions and has determined to defend the actions vigorously. Each of the currently pending cases is described below.

North Carolina: On November 24, 1993, N.C. Steel, Inc., and six other North Carolina employers filed a class action captioned N.C. Steel, Inc., et al., v. National Council on Compensation Insurance, et al., in the General Court of Justice, Superior Court Division, Wake County, North Carolina against the NCCI, North Carolina Rate Bureau, USF&G and eleven other insurance companies which served as servicing carriers for the North Carolina involuntary workers' compensation market. On January 20, 1994, the plaintiffs filed an amended complaint seeking to certify a class of all employers who purchased workers' compensation insurance in the State of North Carolina after November 24, 1989. On February 14, 1995, the trial court granted the defendants' motion to dismiss the complaint. The plaintiffs appealed, and on July 16, 1996, the North Carolina Court of Appeals affirmed the dismissal of the plaintiffs' first claim for relief, which is premised on alleged excessive rates, but reversed the trial court's decision to dismiss the plaintiffs' second claim for relief, which is premised on employers allegedly being improperly shifted from the voluntary market to the assigned risk market as a result of stricter underwriting caused by high residual market burdens. The parties are awaiting the decision of the North Carolina Supreme Court following a hearing of both issues on March 18, 1997.

South Carolina: On August 22, 1994, the Attorney General of the State of South Carolina filed a suit captioned State of South Carolina, County of Greenville, et al., v. National Council on Compensation Insurance, et al., in the County of Greenville, South Carolina against the NCCI, the NWCRP, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. Discovery is underway in the case. Each of the parties has filed motions for summary judgment.

Kansas: On October 7, 1996, a Kansas employer filed a class action captioned Amundson & Associates Art Studies, Ltd., et al., v. National Council on Compensation Insurance, et al., in the District Court of Wyndotte County, Kansas against the NCCI and the insurance companies which acted as servicing carriers for the Kansas involuntary workers' compensation market. The defendants removed the case to the United States District Court for the District of Kansas and the plaintiff has filed a motion to remand the case to the state court. No discovery has yet occurred.

Tennessee: On December 31, 1996, four Tennessee employers filed a class action captioned Jo Ann Forman, Inc., et al., v. National Council on Compensation Insurance, et al., in the Chancery Court of Marion County, Tennessee against the NCCI, NWCRP and the insurance companies which acted as servicing carriers for the Tennessee involuntary workers' compensation market. The defendants have filed a motion to dismiss the case. No discovery has yet occurred.

Missouri: On February 20, 1997, six Missouri employers filed a class action captioned Atlas Reserve Temporaries, Inc., et al., v. Vanliner Insurance Co., et al., in the Circuit Court of Cole County, Missouri against the NCCI, USF&G and other insurance companies which acted as servicing carriers for the Missouri involuntary workers' compensation market.
No discovery has yet occurred.

8.2. Regulation
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. It is not possible to predict the future impact of increasing regulation on USF&G's operations.

USF&G CORPORATION Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Baltimore, Maryland
May 14, 1997

USF&G CORPORATION Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G" or the "Corporation") and explains the results of operations for the quarter ended March 31, 1997. The analysis focuses on the performance of USF&G's strategic businesses and its investment portfolio. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter ended March 31, 1997 are compared with those for the same period of 1996 unless otherwise noted. Financial position at March 31, 1997 is compared with December 31, 1996.

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

Note: Certain prior-year amounts have been reclassified to conform to the 1997 presentation. A glossary of certain terms used in the discussion can be found in
Section 8; the terms are italicized the first time they appear in the text.

Index
1. Consolidated Results                              10
2. Strategic Overview                                11
3. Results of Operations                             11
4. Reserves and Surplus                              14
5. Investments                                       15
6. Financial Condition                               17
7. Liquidity                                         17
8. Glossary of Terms                                 18

1.CONSOLIDATED RESULTS
The table below shows the major components of net income.

                                                     Three Months Ended March 31
(in millions)                                            1997          1996
                                                     ---------------------------
Property/casualty insurance                                79          $ 52
Life insurance                                             14            11
Parent and noninsurance                                   (25)          (19)
                                                     ---------------------------
Income from operations before net realized gains,
   facilities exit (costs)/sublease income,
   income taxes and distributions on capital
   securities                                              68            44
Net realized gains on investments                          --            11
Facilities exit (costs)/sublease income                    --             2
Provision for income taxes                                (21)           --
Distributions on capital securities, net of tax            (2)           --
                                                     ---------------------------
   Net income                                            $ 45          $ 57
                                                     ---------------------------

The $27 million increase in property/casualty segment results related primarily to improved underwriting results, including decreased catastrophe losses incurred during the quarter. Life insurance segment results increased $3 million for the quarter ended March 31, 1997, mainly due to improved investment spreads. The loss from parent and noninsurance operations increased in the first quarter of 1997 when compared with the corresponding period of the prior year due primarily to changes in the allocation of corporate expenses which had no effect on consolidated net income.

As of December 31, 1996, USF&G had fully recognized all of its deferred tax assets. As a result, the Corporation now recognizes income tax expense in its consolidated statement of operations. The financial statement recognition of tax expense is not necessarily an appropriate indicator of income taxes to be paid, however, as the Corporation still has income tax net operating loss carryforwards available for both regular and alternative minimum tax purposes.

In December 1996 and January 1997, two business trusts wholly owned by USF&G issued a total of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities. Accruals for distributions on these securities, net of tax, totaled $2 million in the first quarter of 1997. Proceeds from the issuance of the preferred capital securities were used to redeem the $4.10 Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), resulting in annual after-tax savings of over $5 million compared with the dividends on the Series A Preferred Stock.

During 1994, USF&G developed and committed to a plan to consolidate its Baltimore headquarters facilities. The plan encompassed relocating all USF&G personnel then residing at the 40-story office building (the "Tower") in downtown Baltimore to the Corporation's Mount Washington facilities in Baltimore. The relocation of Tower personnel began in mid-1996 and was completed in January 1997. In the first quarter of 1996, USF&G renegotiated and extended sublease terms with several tenants and added one new tenant. The present value of the additional income to be received over the term of the new leases, $2 million, was recognized in the first quarter of 1996, and is shown as a separate item captioned "facilities exit costs/(sublease income)" in the Condensed Consolidated Statement of Operations. As of March 31, 1997, approximately 90 percent of the Tower is sublet.

2. STRATEGIC OVERVIEW
In 1996, USF&G completed its realignment into a portfolio of businesses: the Commercial Insurance Group ("CIG"), the Family and Business Insurance Group ("FBIG"), the Specialty Businesses, and Life Insurance. The realignment recognizes the groups' distinctly different strategies of growth and profitability. As individual businesses, each is able to develop its own distinct products, distribution channels, technology systems and field structures, and each is currently in its own stage of development, with a common focus on long-term strategic positioning.

Further information regarding each group's business and strategy may be found in the Strategic Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in USF&G's 1996 Annual Report to Shareholders.

3.RESULTS OF OPERATIONS
3.1. Property/casualty insurance
Property/casualty insurance operations, which consist of CIG, FBIG, and the Specialty Businesses, accounted for 90 percent of USF&G's revenues before net realized gains in the first quarter of 1997 compared with 87 percent in the same period of 1996, and 70 percent of its assets at March 31, 1997 and December 31, 1996. Financial results for this segment were as follows:

                                          Three Months Ended March 31
(in millions)                                   1997         1996
                                          ---------------------------
Net premiums written*                           $644         $651
Premiums earned*                                 642          636
Net underwriting loss                            (31)         (40)
Income from operations before net
   realized gains, facilities exit costs/
   sublease income, income taxes and
   distributions on capital securities            79           52
                                          ---------------------------
*See Glossary of Terms

A significant measurement of a property/casualty company's underwriting performance is its combined ratio, which is the sum of its loss ratio and expense ratio. Consolidated property/casualty ratios, calculated based on statutory accounting practices and generally accepted accounting principles ("GAAP"), were as follows:

                                   Three Months Ended March 31
                                         1997        1996
                                   ---------------------------
Statutory combined ratio                104.3%      105.8%
GAAP combined ratio                     104.8       106.3
                                   ---------------------------

Income from operations before net realized gains, facilities exit costs/sublease income, income taxes and distributions on capital securities increased $27 million in the first quarter of 1997 when compared with the first quarter of 1996, due primarily to improved underwriting results and a decrease in other (nonunderwriting) expenses. The underwriting improvement is primarily attributable to reduced occurrences in 1997 of catastrophe losses and other severe weather related losses. Excluding catastrophe losses and a significant workers' compensation reserve reduction taken in the 1996 period (see below), underwriting results improved $13 million in the first quarter of 1997 when compared with the first quarter of 1996. A change in the approach to corporate allocations was the primary reason for the decrease in other expenses.

Gross catastrophe losses totaled $9 million in the first quarter of 1997, compared with $36 million in the same period of 1996. These losses, net of ceded reinsurance, were $9 million and $35 million in the first quarters of 1997 and 1996, respectively. The high level of catastrophe losses incurred in the first quarter of 1996 was the result of severe winter storms and floods.

CIG
The following table shows underwriting results for CIG:

                                 Three Months Ended March 31
(dollars in millions)                   1997     1996
                                 ---------------------------
Gross voluntary premiums written        $258     $254
Net premiums written                     241      247
Underwriting gain (loss)                 (18)       4
GAAP Underwriting Ratios:
   Loss ratio                           75.6%    65.9%
   Expense ratio                        32.1     32.3
   Combined ratio                      107.7     98.2
                                 ---------------------------

Excess & surplus lines and specialized market segments, which represent 41 percent of CIG's first quarter 1997 gross premiums, grew 20 percent and 22 percent, respectively, when compared with the same period in 1996. These increases were largely offset by a 27 percent decline in gross premiums written in the defensive segment, as CIG continues to shift its mix of business toward its typically higher-margin product lines.

In the first quarter of 1996, CIG recorded a $30 million reduction in workers' compensation reserves as a result of the recognition of the effect on reserve estimation models of the significant use of structured settlements to close medical claims. Excluding catastrophe losses and this one-time reserve adjustment, underwriting results for CIG improved $1 million in the first quarter of 1997 when compared with the same period in 1996, with a corresponding
0.5 point reduction in the combined ratio. These improvements are the result of the continued success of CIG's strategies to improve its mix of business and control expenses.

FBIG
The following table shows underwriting results for FBIG:

                                 Three Months Ended March 31
(dollars in millions)                   1997     1996
                                 ---------------------------
Gross voluntary premiums written        $241     $243
Net premiums written                     228      236
Underwriting loss                        (22)     (57)
GAAP Underwriting Ratios:
   Loss ratio                           75.6%    88.0%
   Expense ratio                        33.9     35.4
   Combined ratio                      109.5    123.4
                                 ---------------------------

FBIG gross voluntary premiums were relatively flat in the first quarter of 1997 when compared with the same period in 1996, primarily due to intense competition in the personal lines markets. Management's announcement in the third quarter of 1996 that it will lower the commission rates on most of its personal and some small commercial business, effective April 1, 1997, also had an adverse impact on new business writings.

FBIG incurred most of the catastrophe and other severe weather related losses which adversely impacted the first quarter 1996 loss ratio. Excluding catastrophes, loss ratios for FBIG were 73.7 and 78.3, respectively, for the first quarters of 1997 and 1996. Additionally, the expense ratio improved 1.5 points in the first quarter of 1997 when compared with the first quarter of 1996, as a result of continued expense management. This expense ratio improvement is expected to continue throughout 1997, as FBIG realizes the operating efficiencies generated by the Centers for Agency Services and expense savings as a result of the lower commission rates.

Specialty Businesses
USF&G's Specialty Businesses consist of Discover Re Managers, Inc. ("Discover Re"), which provides insurance, reinsurance and related services to the alternative risk transfer market, F&G Re, Inc. ("F&G Re"), which manages USF&G's assumed reinsurance business, and the Surety Group.

Discover Re
The following table shows underwriting results for Discover Re:

                                 Three Months Ended March 31
(dollars in millions)                   1997     1996
                                 ---------------------------
Gross program premium                    $26      $22
Net premiums written                       4        3
Service fees                               3        2
Underwriting gain                         --       --
GAAP Underwriting Ratios:
   Loss ratio                           78.9%    78.7%
   Expense ratio                        14.3     14.6
   Combined ratio                       93.2     93.3
                                 ---------------------------

Discover Re's captive business gross program premiums increased more than 50 percent in the first quarter of 1997 when compared with the first quarter of 1996, resulting in the 15 percent increase in total gross program premium. For the three months ended March 31, 1997, captive business represented 56 percent of Discover Re's gross program premium, compared with 43 percent in the corresponding period of 1996. Management is shifting the program mix toward captive business which, despite typically retaining less of such premium, is expected to generate significant fee income compared with the core products.

F&G Re
The following table shows underwriting results for reinsurance assumed through F&G Re:

                                    Three Months Ended March 31
(dollars in millions)                     1997      1996
                                    ---------------------------
Net Premiums Written:
   Traditional risk                      $  80      $ 86
   Finite risk                              38        43
                                    ---------------------------
     Total premiums written              $ 118      $129
                                    ---------------------------
Underwriting gain                        $  8       $ 15
                                    ---------------------------
GAAP Underwriting Ratios:
   Loss ratio                             65.6%     59.1%
   Expense ratio                          28.1      27.9
   Combined ratio                         93.7      87.0
                                    ---------------------------


F&G Re's net premiums written decreased $11 million in the first quarter of 1997 when compared with the same period of the previous year as a result of competitive pressures in the assumed reinsurance market. Management's adherence to its underwriting discipline has resulted in the sacrifice of some premium volume in favor of maintaining the profitability of F&G Re's book of business. The intense pricing competition is expected to continue throughout 1997.

Surety
The following table shows underwriting results for the Surety Group:

                                    Three Months Ended March 31
(dollars in millions)                     1997      1996
                                    ---------------------------
Gross voluntary premiums written           $60       $41
Net premiums written                        53        36
Underwriting gain (loss)                     5        (2)
GAAP Underwriting Ratios:
   Loss ratio                             37.1%     56.3%
   Expense ratio                          51.5      53.9
   Combined ratio                         88.6     110.2
                                    ---------------------------

Surety's gross premiums written increased 46 percent in the first quarter of 1997 when compared with the same period of the previous year. This increase, largely in international surety business, was primarily the result of the inclusion of Afianzadora Insurgentes, S.A. de C.V. ("Afianzadora"), in Surety's results of operations for the first quarter of 1997. USF&G acquired Afianzadora in December 1996; therefore, its results were not included in USF&G's 1996 results of operations. Surety's first quarter 1997 underwriting results and loss ratio improved when compared with the same period in 1996, largely due to the absence in the 1997 period of large contract surety losses which were incurred in the first quarter of 1996.

3.2. Life insurance
Life insurance operations consist of the consolidated operations of Fidelity and Guaranty Life Insurance Company ("F&G Life"), a wholly-owned subsidiary of USF&G Corporation. F&G Life represented 10 percent of USF&G's revenues before net realized gains for the first quarter of 1997 compared with 12 percent for the same period of 1996. F&G Life also represented 30 percent of the assets at March 31, 1997 compared with 29 percent at December 31, 1996. Financial highlights for F&G Life were as follows:

                                            Three Months Ended March 31
(in millions)                                    1997        1996
                                            ---------------------------
Sales                                            $114         $77
Premiums earned                                    27          31
Net investment income                              58          74
Income from operations before net
   realized gains, facilities exit costs/
   sublease income, income taxes and
   distributions on capital securities           $ 14         $11
                                            ---------------------------

F&G Life's premiums earned declined in the first quarter of 1997 when compared with the same period in 1996 due to a reduction in sales of structured settlement annuities. Structured settlement annuities are sold primarily to the property/casualty segment to settle insurance claims. The decline in sales of these annuities resulted from a higher-than-average level of structured settlement annuities which the property/casualty segment purchased in prior years as part of its efforts to settle older claims. Net investment income declined due to a lower asset base created by the transfer of approximately $918 million of F&G Life's fixed maturities to an unaffiliated life insurance company as part of a coinsurance transaction (see below). Despite the decrease in premiums earned and net investment income, income for the quarter ended March 31, 1997 increased when compared with the same period in 1996, primarily due to improved spread management on annuity and universal life products, which yield higher profit margins on F&G Life's book of business.

Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                      Three Months Ended March 31
(in millions)                             1997         1996
                                      ---------------------------
Distribution System:
   Brokerage                              $ 75          $29
   National wholesaler                      24           20
   Direct structured settlements            11           21
   Other                                     4            7
                                      ---------------------------
     Total                                $114          $77
                                      ---------------------------
Product Type:
   Single premium deferred annuities       $70          $23
   Tax sheltered annuities                  22           20
   Structured settlement annuities          11           21
   Other annuities                           7            9
   Life insurance                            4            4
                                      ---------------------------
     Total                                $114          $77
                                      ---------------------------

The growth in sales of single premium deferred annuities ("SPDAs") is primarily due to management's continued marketing emphasis on its new and existing products and distribution channels as well as the increased interest rate environment. Despite this marketing emphasis, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products, as well as its credit ratings. As a result, there is no assurance that the improved sales trend will continue. Total life insurance in force was $10.5 billion at March 31, 1997 and $10.7 billion at December 31, 1996.

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

In August 1996, F&G Life entered into a coinsurance contract with an unaffiliated life insurance company whereby F&G Life ceded all of its remaining block of SPDAs that were originally sold through stock brokerage firms (the "broker SPDA block"). At the time of the transaction, which removed the accounts from F&G Life's direct obligations, the broker SPDA block had a current account value of approximately $964 million. As of March 31, 1997, surrender activity under the coinsurance contract had reduced the broker SPDA block and the related reinsurance receivable to $717 million.

Policy surrenders totaled $39 million for the three months ended March 31, 1997, compared with $141 million for the same period in 1996. Surrender activity has decreased significantly due primarily to the coinsurance of the broker SPDA block. This reduced level of surrenders is expected to continue throughout 1997.

4.RESERVES AND SURPLUS
4.1. Mass torts
USF&G categorizes long-term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "mass torts". Mass tort exposures include construction defect, environmental and asbestos claims.

Reserves for losses that have been reported and certain legal expenses are established on the "case basis." Bulk reserves are established in addition to the case reserves to reflect unreported claims and future development on reported claims.

Total case and bulk reserves for these mass torts, net of ceded reinsurance, comprised approximately nine percent and ten percent of total net property/ casualty reserves for unpaid losses and loss expenses at March 31, 1997 and December 31, 1996, respectively.

The following table sets forth selected information for each of the major categories of mass torts, net of ceded reinsurance.

                           Construction
(in millions)                    Defect     Environmental      Asbestos
                           --------------------------------------------
Net reserves at
   December 31, 1996                $40              $308          $135
Losses incurred                       6                 6            (4)
Claims paid                          (4)               (9)           (1)
                           ---------------------------------------------
Net reserves at
   March 31, 1997                   $42              $305          $130
                           ---------------------------------------------

Management believes that USF&G's reserve position is adequate relative to its exposure to environmental and asbestos matters. USF&G's customer base generally has not included large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G has traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures are generally restricted to primary coverage limits.

The level of loss reserves for both current and prior years' claims is continually monitored and adjusted for changing economic, social, judicial and legislative conditions, as well as for changes in historical trends as information regarding such conditions and actual claims develops. Management believes that loss reserves are adequate, but establishing appropriate reserves, particularly with respect to environmental, asbestos and other long-term exposure claims, is highly judgmental and an inherently uncertain process. It is possible that, as conditions change and claims experience develops, additional reserves may be required in the future. There can be no assurance that such adjustments will not have a material adverse effect on USF&G's financial condition or results of operations.

4.2. Liquidity restrictions
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as United States Fidelity and Guaranty Company ("USF&G Company") and F&G Life, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve-month period, would be in excess of ten percent of the subsidiary's statutory policyholders' surplus as of the prior calendar year end.

On September 30, 1996, F&G Life, with the Commissioner's consent, paid extraordinary dividends to USF&G Corporation. Because any dividends paid during the immediately preceding twelve-month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which F&G Life would propose to pay in the twelve-month period beginning September 30, 1996 would be deemed extraordinary dividends and subject to the thirty-day notice period. The application of the thirty-day notice requirement to dividends of its subsidiaries is not expected to materially affect the liquidity of USF&G Corporation.

5.INVESTMENTS
USF&G's investment mix continues to reflect a concentration in high-quality fixed-income securities. Long-term fixed maturities comprised 80 percent of total investments at March 31, 1997, compared with 81 percent at December 31, 1996. Fixed maturities and total investments have decreased primarily due to a decline in unrealized gains in the fixed maturities portfolio. The following table shows the distribution of USF&G's investment portfolio.

                                At March 31   At December 31
(dollars in millions)                  1997             1996
                                -----------------------------
Total investments                   $10,022          $10,076
                                -----------------------------
Fixed maturities                         80%              81%
Common and preferred stocks              --               --
Short-term investments                    5                5
Mortgage loans and real estate           10               10
Other invested assets                     5                4
                                -----------------------------
   Total                                100%             100%
                                -----------------------------

5.1. Net investment income
The following table shows the components of net investment income.

                                    Three Months Ended March 31
(dollars in millions)                   1997          1996
                                    ---------------------------
Net investment income from:
   Taxable fixed maturities             $140          $164
   Tax-exempt fixed maturities             7             1
   Common and preferred stocks            --             1
   Short-term investments                  8             4
   Mortgage loans and real estate         17            10
   Other investment income, net of
     interest expense on funds held        4             4
                                    ---------------------------
     Total investment income             176           184
Investment expenses                       (4)           (4)
                                    ---------------------------
   Net investment income                $172          $180
                                    ---------------------------
Average Annualized Yields:
   Total investments                     7.0%          6.7%
   Fixed maturities                      7.3%          7.3%
                                    ---------------------------

Investment income for the three months ended March 31, 1997, decreased $8 million, or five percent, when compared with the same period in 1996. Income from fixed maturities declined primarily due to the decline in F&G Life's fixed maturities portfolio due to the transfer of fixed maturities to an unaffiliated life insurance company under the terms of a coinsurance contract (refer to Section 3.2 of this Analysis). Fluctuations in short-term interest income is a result of varying short-term interest rates, as well as fluctuations in the asset balances. Investment income on mortgage loans and real estate for 1997 reflects the strategy of reducing equity real estate holdings and reinvesting into income-producing commercial mortgage loans. Other investment income includes $4 million and $5 million in the first quarters of 1997 and 1996, respectively, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. Future income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent in the property/casualty reinsurance industry.

5.2. Net realized gains on investments
The components of net realized gains include the following:

                                       Three Months Ended March 31
(in millions)                                1997       1996
                                       ---------------------------
Net Gains (Losses) on Sales:
   Fixed maturities                         $ (5)        $ 1
   Common and preferred stocks                --          --
   Mortgage loans and real estate             --           4
   Other                                       5           6
                                       ---------------------------
     Total net gains from sales               --          11
Impairments                                   --          --
                                       ---------------------------
     Net realized gains on investments       $--         $11
                                       ---------------------------

Realized losses on fixed maturities in 1997 relate to the sale of taxable bonds in order to reinvest the proceeds in tax-exempt bonds. Realized gains of $4 million on mortgage loans and real estate in 1996 is a result of the sale of a real estate investment. Other realized gains in 1997 and 1996 primarily relate to USF&G's share of gains from its equity in certain venture capital-type limited partnerships.

5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:

                                          At March 31  At December 31
(in millions)                               1997            1996    Change
                                    ---------------------------------------
Fixed maturities
   available for sale                       $(64)            $ 98     $(162)
Deferred policy acquisition
   costs and policy
   benefits adjustment                        (5)             (19)       14
Common and preferred stocks                   (3)              --        (3)
Foreign currency and other                    11               16        (5)
                                     ---------------------------------------
   Total unrealized gains (losses)
      before taxes                           (61)              95      (156)
Deferred tax on net unrealized
   (gains) losses                             21              (33)       54
                                     ---------------------------------------
  Total unrealized gains (losses),
    net of tax                              $(40)             $62     $(102)
                                     ---------------------------------------

Fixed maturity investments classified as "available for sale" are recorded at market value, with the corresponding unrealized gains (losses) reported as a component of shareholders' equity. Fluctuations in the unrealized gains and losses on fixed maturities is primarily a result of fluctuating interest rates. Yields on U.S. Treasuries with 2- to 30-year maturities increased an average of 51 basis points during the three months ended March 31, 1997, which reduced the unrealized gain on fixed maturities available for sale at December 31, 1996, to an unrealized loss at March 31, 1997. Unrealized gains and losses on fixed maturities are partially offset by related changes in the DPAC and policy benefits adjustment, which reflects assumptions about the effect of potential sales of fixed maturities available for sale on future amortization of the life insurance segment's DPAC.

5.4. Fixed maturity investments
The table below details the composition of the fixed maturity portfolio.

                                                At March 31     At December 31
(dollars in millions)                            1997    %           1996    %
                                              ----------------------------------
Corporate and other invest-
   ment grade bonds                            $4,420   55%        $4,673   58%
Mortgage-backed securities                      1,505   19          1,464   18
Asset-backed securities                           650    8            731    9
Tax-exempt bonds                                  651    8            316    4
High-yield bonds*                                 511    6            548    7
U.S. Government bonds                             349    4            334    4
                                              ----------------------------------
   Total fixed maturities at
     amortized cost                             8,086  100          8,066  100
Total market value of
   fixed maturities                             8,022               8,164
                                              ----------------------------------
   Net unrealized
     gains (losses)                            $  (64)             $   98
                                              ----------------------------------
Percent market-to-
   amortized cost                                       99%                101%
                                              ----------------------------------
*See Glossary of Terms

Fluctuating interest rates, which result in inversely changing bond prices, are responsible for the decrease in the overall market-to-amortized cost ratio from December 31, 1996 to March 31, 1997.

While subject to prepayment risk, credit risk related to USF&G's mortgage-backed securities portfolio at March 31, 1997, is believed to be minimal since 99 percent of such securities have AAA ratings or are collateralized by obligations of the U.S. Government or its agencies. The net proceeds from sales, maturities and prepayments in 1997 were predominately reinvested in investment-grade taxable and tax-exempt bonds. Investment-grade bonds, including debt obligations of the U.S. Government and its agencies, comprised 94 percent and 93 percent of the portfolio at March 31, 1997 and December 31, 1996, respectively. The following table shows the credit quality of the long-term fixed maturity portfolio at March 31, 1997.

                                                              Percent
                                                           Market-to-
                           Amortized               Market   Amortized
(dollars in millions)           Cost  Percent       Value        Cost
                          -------------------------------------------
U.S. Government and
   U.S. Government
   Agencies                   $1,826      22%      $1,824        100%
AAA                            1,358      17        1,341         99
AA                             1,311      16        1,283         98
A                              1,977      25        1,958         99
BBB                            1,103      14        1,099        100
BB                               232       3          234        101
B                                278       3          281        101
CCC and lower                      1      --            2        125
                          -------------------------------------------
   Total                      $8,086     100%      $8,022         99%
                          -------------------------------------------
The information on credit quality in the preceding table is based upon the higher of the rating assigned to each issue by either Standard & Poor's or Moody's. Where neither Standard & Poor's nor Moody's has assigned a rating to a particular fixed maturity issue, classification is based on 1) ratings available from other recognized rating services; 2) ratings assigned by the National Association of Insurance Commissioners; or 3) an internal assessment of the characteristics of the individual security, if no other rating is available.

High-yield investments generally involve a greater degree of risk than investment-grade securities. Expected returns should, however, compensate for the added risk. USF&G attempts to minimize the risks associated with high-yield investments by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. At March 31, 1997, USF&G's five largest investments in high-yield bonds totaled $66 million in amortized cost and had a market value of $64 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and less than one percent of the total fixed maturity portfolio.

5.5. Real Estate
The table below shows the components of USF&G's real estate portfolio.

                         At March 31    At December 31
(in millions)                   1997              1996
                        -------------------------------
Mortgage loans                $  471              $406
Equity real estate               554               554
                        -------------------------------
   Total                      $1,025              $960
                        -------------------------------

The increase in the real estate portfolio from December 31, 1996 to March 31, 1997 was due to new mortgage loan originations consisting of fixed-rate loans collateralized by office and apartment properties.

Mortgage loans and real estate are evaluated on a quarterly basis as part of management's asset quality review process. This process ensures that the financial and operating aspects of a property's performance are closely monitored, analyzed and acted upon if appropriate. Although USF&G anticipates that any sales of real estate will be in an orderly fashion as and when market conditions permit, if USF&G were required to dispose of a significant portion of its real estate in the near term, it is likely that it would recover amounts substantially less than the related carrying values.

6.FINANCIAL CONDITION
USF&G's shareholders' equity totaled $1.8 billion at March 31, 1997, compared with $2.0 billion at December 31, 1996. The decrease is the result of the $102 million decrease in net unrealized gains and the redemption of $100 million, or 50 percent, of the Series A Preferred Stock. The remaining balance of the Series A Preferred Stock was redeemed on April 14, 1997. Redemptions of the Series A Preferred Stock were funded by proceeds from the December 1996 and January 1997 issuances of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of USF&G.

During 1996, USF&G announced a plan to repurchase up to 13.3 million shares of the Corporation's common stock and common stock equivalents. As of December 31, 1996, 8.6 million shares had been repurchased. During the quarter ended March 31, 1997, USF&G repurchased 2.3 million shares, and, by mid-April 1997, another
2.4 million shares were repurchased and the program was completed. It is uncertain at this time if, or to what extent, USF&G will expand the repurchase program beyond those shares already reacquired, except that the Board of Directors has authorized repurchases reasonably designed to offset the impact of share issuance pursuant to director and employee incentive compensation programs. Management and the Board of Directors will continue to evaluate share repurchases as an alternative use of excess capital and cash flow, depending on other investment opportunities.

7.LIQUIDITY
Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. USF&G requires cash primarily to pay policyholders' claims and benefits, debt and dividend obligations, and operating expenses. USF&G's sources of cash include cash flow from operations, credit facilities, marketable securities and sales of other assets. Management believes that internal and external sources of cash will continue to exceed USF&G's short-term and long-term operating needs.

7.1. Cash flow
USF&G had cash flow from operations of $8 million and $54 million for the quarters ended March 31, 1997 and 1996, respectively. This decrease in cash flow from operations is primarily due to a $37 million reduction in net reinsurance activity resulting primarily from the expected decline in F&G Re's finite reinsurance activity in the first quarter of 1997, as well as a $14 million decrease in net investment income collected following the transfer of approximately $918 million of F&G Life's fixed maturity investments as part of a coinsurance contract (refer to Section 3.2 of this Analysis). However, the coinsurance transaction also reduced F&G Life's exposure to cash outflows for surrender activity. Consequently, deposits and withdrawals of universal life and investment contracts had net cash inflows of $80 million in the first quarter of 1997, which for GAAP purposes are classified as financing activities, compared with net cash outflows of $79 million in the first quarter of 1996.

7.2. Credit facilities
At March 31, 1997, USF&G maintained a $250 million committed, standby credit facility with a group of foreign and domestic banks. In addition, USF&G maintained a $150 million multi-currency credit facility. There were no borrowings against these facilities at March 31, 1997 or December 31, 1996. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at March 31, 1997 and December 31, 1996.

8. GLOSSARY OF TERMS
Account value: Deferred annuity cash value available to policyholders before the assessment of surrender charges.

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

High-yield bonds: Fixed maturity investments with credit ratings below the equivalent of Standard & Poor's "BBB-". In addition, nonrated fixed maturities that, in the judgment of USF&G, have credit characteristics similar to those of a fixed maturity rated below BBB- are considered high-yield bonds.

Investment spreads: The difference between the interest rates earned on invested assets and the interest rates credited to policyholders.

Loss ratio: The ratio of incurred losses and loss expenses to earned premiums, determined in accordance with SAP or GAAP.

Net premiums written: Premiums retained by an insurer, after the assumption and cession of reinsurance.

Policyholders' surplus: The net assets of an insurer as reported to regulatory agencies based on accounting practices prescribed or permitted by the National Association of Insurance Commissioners.

Premiums earned: The portion of premiums written applicable to the expired period of policies.

Reinsurance: For a consideration, an assuming insurer agrees to indemnify a ceding insurer against all or part of the loss the latter may sustain under the policy or policies it has issued. The legal rights of the insured are not affected by the transaction, and the ceding insurer remains liable to the insured for payment of policy benefits.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends and noninsurance activities; generally, premiums earned less losses and loss expenses incurred, and "underwriting" expenses incurred. It is not unusual for property/casualty companies to have underwriting losses that are offset by investment income.

USF&G CORPORATION Part II. Other Information

ITEM 1.LEGAL PROCEEDINGS
See Note 8.1 of the Notes to Condensed Consolidated Financial Statements regarding the filing of a lawsuit in the State of Missouri relating to certain workers' compensation litigation.

ITEM 2.CHANGES IN SECURITIES
(a) On March 11, 1997, the Registrant entered into an Amended and Restated Rights Agreement with the Bank of New York (the "Rights Agreement") relating to the Registrant's preferred share purchase rights (the "Rights"). The key provisions of the amendments extend the expiration date of the Rights Agreement to October 14, 2007, decrease the exercise price of the Rights to $105, reduce to 15 percent the ownership threshold at which the Rights issued pursuant to the Rights Agreement will become exercisable and convert into the right to purchase common shares with a value equal to twice the exercise price, require "disinterested directors" of the Board of Directors to approve certain actions under the Rights Agreement, and permit the Board of Directors to exchange the Rights for Common Shares under certain circumstances. Reference is made to the Registrant's Form 8-K filed on March 13, 1997.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
(a)Exhibits
Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends.

Exhibit 15
Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K
The Registrant filed a Form 8-K on January 10, 1997, reporting under Item 5, Other Events, the completion of two preferred capital securities offerings and the related issuances of the Registrant's debentures, raising $200 million, and the call for redemption on January 31, 1997, of 2.0 million, or 50 percent, of its outstanding $4.10 Series A Convertible Exchangeable Preferred Stock.

The Registrant filed a Form 8-K on March 13, 1997, reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, an Amended and Restated Rights Agreement between the Registrant and the Bank of New York, as Rights Agent.

The Registrant filed a Form 8-K on March 26, 1997, reporting under Item 5, Other Events, the call for redemption on April 14, 1997 of all remaining outstanding shares of its $4.10 Series A Convertible Exchangeable Preferred Stock.

USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                                     Three Months Ended March 31
(dollars in millions except per share data)            1997               1996
                                               ---------------------------------
Net Income Available to Common Stock
   Primary:
      Net income                                      $  45            $   57
      Less preferred stock dividend
         requirements                                    (2)               (5)
                                               ---------------------------------
         Net income available to common stock         $  43            $   52
                                               ---------------------------------
   Fully diluted:
      Net income                                      $  45            $   57
      Less preferred stock dividend requirements         (2)               (4)
      Add interest expense on zero coupon
         convertible notes                                1                 1
                                               ---------------------------------
         Net income available to common stock         $  44            $   54
                                               ---------------------------------
Weighted-Average Shares Outstanding
   Primary:
      Common shares                             113,575,610       119,633,350
      Common stock equivalents (A)                3,662,840                --
                                               ---------------------------------
         Total primary shares                   117,238,450       119,633,350
                                               ---------------------------------
   Fully diluted (B):
      Common shares                             113,575,610       119,633,350
      Common stock equivalents                    3,662,840         1,529,202
      Assumed conversion of preferred stock              --         2,308,106
      Assumed conversion of zero coupon
         convertible notes                        5,181,588         6,979,647
                                               ---------------------------------
         Total fully diluted shares             122,420,038       130,450,305
                                               ---------------------------------
Earnings Per Share
   Primary (A)                                         $.37              $.43
   Fully diluted (B)                                    .36               .42
                                               ---------------------------------

(A) In 1996, 1,529,202 shares issuable under stock options were not used in the computation of primary earnings per share presented on the face of the Condensed Consolidated Statement of Operations because the dilutive effect was not material.
(B) Fully diluted earnings per share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.

USF&G CORPORATION Exhibit 12 - Computation of Ratio of Consolidated Earnings to
                               Fixed Charges, Distributions on Capital
                               Securities and Preferred Stock Dividends
                               (Unaudited)

                                                     Three Months Ended March 31
(dollars in millions)                                    1997            1996
                                                     ---------------------------
Fixed charges
   Interest expense                                       $ 9             $10
   Portion of rents representative of interest              2               3
                                                     ---------------------------
      Total fixed charges                                  11              13
   Distributions on capital securities                      4              --
   Preferred stock dividend requirements (A)                2               5
                                                     ---------------------------
Combined Fixed Charges, Distributions on
   Capital Securities and Preferred Stock Dividends       $17             $18
                                                     ---------------------------
Consolidated Earnings Available
   Income from operations before income taxes             $68             $57
   Adjustment:
      Fixed charges                                        11              13
                                                     ---------------------------
   Consolidated earnings available for fixed charges,
      distributions on capital securities and
      preferred stock dividends                           $79             $70
                                                     ---------------------------

Ratio of Consolidated Earnings to Fixed Charges           7.3             5.2

Ratio of Consolidated Earnings to Combined
   Fixed Charges, Distributions on Capital
   Securities and Preferred Stock Dividends               4.6             3.9
                                                     ---------------------------


(A) Preferred stock dividend requirements of $2 million and $5 million in 1997 and 1996, respectively, divided by 100% less the effective income tax rate of 30.2% in 1997 and 0.5% in 1996.

USF&G CORPORATION Exhibit 15 - Letter Regarding Interim Financial Information


We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-63333, 33-65471 and
333-13685 on Form S-3 and Numbers 2-72026, 2-61626, 2-98232, 33-16111, 33-38113,
33-35095, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671,
33-59535, 33-64839 and 333-04359 on Form S-8 of USF&G Corporation, of our report on the unaudited condensed consolidated interim financial statements of USF&G Corporation which is in this Quarterly Report (Form 10-Q) for the quarter ended March 31, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                ERNST & YOUNGLLP


Baltimore, Maryland
May 14, 1997

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







Dated at Baltimore, Maryland
May 14, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q




                                USF&G CORPORATION

For the Quarter Ended                                     Commission File Number
March 31, 1997                                                            1-8233

     A copy of all other of the Corporation's Exhibits to the March 31, 1997
       Form 10-Q report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., corporate secretary, at the corporate Headquarters:

                                6225 Smith Avenue
                            Baltimore, Maryland 21209