Form 10-Q
period 1997-06-30
USF&G CORP
filed 1997-08-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 1997                                                             1-8233

                                USF&G CORPORATION
             (Exact name of registrant as specified in its charter)


Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)



                  6225 Smith Avenue, Baltimore, Maryland 21209
               (Address of principal executive offices) (zip code)

                             Telephone: 410-547-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares outstanding of the issuer's common stock as of August 12, 1997:

   Common Stock, Par Value $2.50; 110,923,001 shares outstanding.

USF&G CORPORATION Contents


PART I FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Condensed Consolidated Statement of Financial Position      3
          Condensed Consolidated Statement of Operations              4
          Condensed Consolidated Statement of Cash Flows              6
          Notes to Condensed Consolidated Financial Statements        8
          Report of Independent Auditors                             11
Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                     12

PART II OTHER INFORMATION

Item 2.   Changes in Securities                                      22
Item 4.   Submission of Matters to a Vote of Security Holders        22
Item 5.   Other Information                                          22
Item 6.   Exhibits and Reports on Form 8-K:                          23
          Exhibit  4 -  Instruments Defining the Rights of
            Security Holders, Including Indentures                   23
          Exhibit 10 - Material Contracts                            23
          Exhibit 11 - Computation of Earnings per Share             24
          Exhibit 12 - Computation of Ratio of Consolidated
            Earnings to Fixed Charges, Distributions on
            Capital Securities and Preferred Stock Dividends         25
          Exhibit 15 - Letter Regarding Unaudited Interim
            Financial Information                                    26

SIGNATURE                                                            27


USF&G CORPORATION Condensed Consolidated Statement of Financial Position
                  (Unaudited)



                                                                                 At June 30        At December 31
(dollars in millions except per share data)                                      1997              1996
                                                                                ---------------------------------
Assets
   Investments:
      Fixed maturities:
         Available for sale, at market (cost, 1997, $8,233; 1996, $8,066)        $ 8,330           $ 8,164
      Common and preferred stocks, at market (cost, 1997, $17; 1996, $16)             13                16
      Short-term investments                                                         469               535
      Mortgage loans                                                                 489               406
      Real estate                                                                    410               554
      Other invested assets                                                          528               401
                                                                                ---------------------------------
          Total investments                                                        10,239           10,076
                                                                                ---------------------------------
   Cash                                                                               74                73
   Accounts, notes and other receivables                                             946               763
   Reinsurance receivables                                                         1,514             1,576
   Servicing carrier receivables                                                     680               661
   Deferred policy acquisition costs                                                 471               456
   Other assets                                                                      832               802
                                                                                ---------------------------------
         Total assets                                                            $14,756           $14,407
                                                                                ---------------------------------


Liabilities
   Unpaid losses, loss expenses and policy benefits                              $  9,774          $ 9,584
   Unearned premiums                                                                1,160            1,113
   Corporate debt                                                                     539              477
   Real estate and other debt                                                           5                5
   Other liabilities                                                                1,326            1,159
                                                                                ---------------------------------
         Total liabilities                                                         12,804           12,338
                                                                                ---------------------------------

USF&G-obligated mandatorily redeemable preferred capital
   securities of subsidiary trusts holding solely junior
   subordinated deferrable interest debentures of USF&G                               200              100
                                                                                ---------------------------------

Shareholders' Equity
   Preferred stock, par value $50.00 (12,000,000 shares authorized;
      shares issued, 1997,--; 1996, 3,999,910)                                         --              200
   Common stock, par value $2.50 (240,000,000 shares authorized;
      shares issued, 1997, 110,691,498; 1996, 114,240,489)                            277              286
   Paid-in capital                                                                  1,014            1,091
   Net unrealized gains on investments and foreign currency                            54               62
   Retained earnings                                                                  407              330

                                                                                ---------------------------------
      Total shareholders' equity                                                    1,752            1,969
                                                                                ---------------------------------
      Total liabilities, capital securities and shareholders' equity             $ 14,756          $14,407
                                                                                ---------------------------------

See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Operations (Unaudited)

                                                                                      Three Months Ended June 30
(dollars in millions except per share data)                                           1997                  1996
                                                                                -----------------------------------
Revenues
   Premiums earned                                                                    $691                  $674
   Net investment income                                                               172                   181
   Other                                                                                 5                     2
                                                                                -----------------------------------
      Revenues before net realized gains                                               868                   857
   Net realized gains on investments                                                     4                     1
                                                                                -----------------------------------
      Total revenues                                                                   872                   858
                                                                                -----------------------------------
Expenses
   Losses, loss expenses and policy benefits                                           555                   536
   Underwriting, acquisition and operating expenses                                    239                   257
   Interest expense                                                                      8                    10
   Facilities exit costs/(sublease income)                                              --                   (12)
                                                                                -----------------------------------
      Total expenses                                                                   802                   791
                                                                                -----------------------------------

   Income from operations before income taxes and distributions
      on capital securities                                                             70                    67
   Provision for income taxes                                                           20                    --
   Distributions on USF&G-obligated mandatorily redeemable
      preferred capital securities of subsidiary trusts holding
      solely junior subordinated deferrable interest debentures
      of USF&G, net of tax                                                               3                    --
                                                                                -----------------------------------
      Net income                                                                      $ 47                  $ 67
                                                                                -----------------------------------

   Preferred stock dividend requirements                                                --                     5
                                                                                -----------------------------------
      Net income available to common stock                                            $ 47                  $ 62
                                                                                -----------------------------------

Primary Earnings Per Share                                                            $.42                  $.52
                                                                                -----------------------------------

Fully Diluted Earnings Per Share                                                       .40                   .50
                                                                                -----------------------------------

Weighted-average shares outstanding (000s):
      Primary                                                                      113,994               119,190
      Fully diluted                                                                120,199               128,978
                                                                                -----------------------------------
Dividends declared per common share                                                   $.07                 $ .05
                                                                                -----------------------------------
See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statement of Operations(Unaudited)



                                                                                      Six Months Ended June 30
(dollars in millions except per share data)                                           1997                  1996
                                                                                -----------------------------------
Revenues
   Premiums earned                                                                  $1,360                $1,341
   Net investment income                                                               344                   361
   Other                                                                                 9                    11
                                                                                -----------------------------------
      Revenues before net realized gains                                             1,713                 1,713
   Net realized gains on investments                                                     4                    12
                                                                                -----------------------------------
      Total revenues                                                                 1,717                 1,725
                                                                                -----------------------------------
Expenses
   Losses, loss expenses and policy benefits                                         1,071                 1,079
   Underwriting, acquisition and operating expenses                                    491                   516
   Interest expense                                                                     17                    20
   Facilities exit costs/(sublease income)                                              --                   (14)
                                                                                -----------------------------------
      Total expenses                                                                 1,579                 1,601
                                                                                -----------------------------------

   Income from operations before income taxes and distributions
      on capital securities                                                            138                   124
   Provision for income taxes                                                           41                    --
   Distributions on USF&G-obligated mandatorily redeemable
      preferred capital securities of subsidiary trusts holding
      solely junior subordinated deferrable interest debentures
      of USF&G, net of tax                                                               5                    --
                                                                                -----------------------------------
      Net income                                                                    $   92                $  124
                                                                                -----------------------------------

   Preferred stock dividend requirements                                                 2                    10
                                                                                ------------------------------------
      Net income available to common stock                                          $   90                $  114
                                                                                -----------------------------------

Primary Earnings Per Share                                                          $  .79                $  .95
                                                                                -----------------------------------

Fully Diluted Earnings Per Share                                                       .76                   .91
                                                                                -----------------------------------

Weighted-average shares outstanding (000s):
      Primary                                                                      115,566               119,411
      Fully diluted                                                                121,374               129,709
                                                                                -----------------------------------
Dividends declared per common share                                                 $  .12                $  .10
                                                                                -----------------------------------

See Notes to Condensed Consolidated Financial Statements.





USF&G CORPORATION Condensed Consolidated Statement of Cash Flows(Unaudited)



                                                                                      Three Months Ended June 30
(in millions)                                                                         1997                  1996
                                                                                ----------------------------------
Operating Activities
   Direct premiums collected                                                          $519                  $533
   Net investment income collected                                                     176                   190
   Direct losses, loss expenses and policy benefits paid                              (374)                 (438)
   Net reinsurance activity                                                            (79)                  (34)
   Underwriting and operating expenses paid                                           (162)                 (142)
   Interest paid                                                                       (14)                  (16)
   Income taxes paid                                                                    (2)                   (3)
   Other items, net                                                                      5                     5
                                                                                ----------------------------------
     Net cash provided from operating activities                                        69                    95
                                                                                ----------------------------------
Investing Activities
   Net (purchases), sales and maturities of short-term investments                      42                   (26)
   Purchases of fixed maturities available for sale                                   (517)                 (200)
   Sales of fixed maturities available for sale                                        203                    93
   Maturities/repayments of fixed maturities available for sale                        129                   192
   Purchases of other investments                                                      (53)                 (100)
   Sales, maturities and repayments of other investments                               168                    61
   Purchases of property and equipment                                                 (21)                  (17)
   Sales of property and equipment                                                       2                    --
                                                                                ----------------------------------
     Net cash provided from (used in) investing activities                             (47)                    3
                                                                                ----------------------------------
Financing Activities
   Deposits for universal life and investment contracts                                134                    89
   Withdrawals of universal life and investment contracts                              (58)                 (245)
   Net borrowings of short-term debt                                                    57                    24
   Repayments of long-term borrowings                                                   --                   (11)
   Issuances of common stock                                                             6                     3
   Repurchases of common stock                                                         (67)                  (26)
   Redemptions of preferred stock                                                     (100)                   --
   Cash dividends paid to shareholders                                                  (7)                  (11)
   Distributions on capital securities                                                  (4)                   --
                                                                                ----------------------------------
     Net cash provided from (used in) financing activities                             (39)                 (177)
                                                                                ----------------------------------
   (Decrease) Increase in cash                                                         (17)                  (79)
   Cash at beginning of period                                                          91                   120
                                                                                ----------------------------------
     Cash at end of period                                                            $ 74                  $ 41
                                                                                ----------------------------------
Noncash Transactions
   Coinsurance of broker SPDA block:
     Surrender activity                                                               $(34)                 $ --
                                                                                ----------------------------------
See Notes to Condensed Consolidated Financial Statements.




USF&G CORPORATION Condensed Consolidated Statement of Cash Flows(Unaudited)


                                                                                      Six Months Ended June 30
(in millions)                                                                         1997                  1996
                                                                                ----------------------------------
Operating Activities
   Direct premiums collected                                                        $1,038                $1,052
   Net investment income collected                                                     336                   364
   Direct losses, loss expenses and policy benefits paid                              (773)                 (858)
   Net reinsurance activity                                                           (105)                  (23)
   Underwriting and operating expenses paid                                           (398)                 (358)
   Interest paid                                                                       (15)                  (21)
   Income taxes paid                                                                    (4)                   (3)
   Other items, net                                                                     (2)                   (4)
                                                                                ----------------------------------
     Net cash provided from operating activities                                        77                   149
                                                                                ----------------------------------
Investing Activities
   Net (purchases), sales and maturities of short-term investments                      65                  (102)
   Purchases of fixed maturities available for sale                                 (1,163)                 (419)
   Sales of fixed maturities available for sale                                        765                   145
   Maturities/repayments of fixed maturities available for sale                        270                   452
   Purchases of other investments                                                     (137)                 (147)
   Sales, maturities and repayments of other investments                               194                   150
   Purchase of subsidiary                                                              (25)                   --
   Purchases of property and equipment                                                 (51)                  (26)
   Sales of property and equipment                                                       5                     2
                                                                                ----------------------------------
     Net cash provided from (used in) investing activities                             (77)                   55
                                                                                ----------------------------------
Financing Activities
   Deposits for universal life and investment contracts                                262                   167
   Withdrawals of universal life and investment contracts                             (106)                 (401)
   Net borrowings of short-term debt                                                    57                    29
   Repayments of long-term borrowings                                                   --                   (32)
   Issuance of capital securities                                                       99                    --
   Issuances of common stock                                                            12                     3
   Repurchases of common stock                                                        (102)                  (26)
   Redemptions of preferred stock                                                     (200)                   --
   Cash dividends paid to shareholders                                                 (17)                  (22)
   Distributions on capital securities                                                  (4)                   --
                                                                                ----------------------------------
     Net cash provided from (used in) financing activities                               1                  (282)
                                                                                ----------------------------------
   (Decrease) Increase in cash                                                           1                   (78)
   Cash at beginning of period                                                          73                   119
                                                                                ----------------------------------
     Cash at end of period                                                          $   74                $   41
                                                                                ----------------------------------
Noncash Transactions
   Coinsurance of broker SPDA block:
     Surrender activity                                                             $  (89)               $   --
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

NOTE 2 REVIEW OF INDEPENDENT AUDITORS
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three- and six-month periods ended June 30, 1997 and 1996. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

NOTE 3 EARNINGS PER SHARE ("EPS")
Primary earnings per share are based on income, after deduction of preferred stock dividends, and the weighted-average number of common shares and common stock equivalents outstanding during the periods. Fully diluted earnings per share assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. Refer to the computation in Exhibit 11.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which simplifies the standards for computing EPS. SFAS No. 128 replaces primary EPS with basic EPS, which excludes common stock equivalents, and requires disclosure of diluted EPS on the face of the income statement for all entities, such as USF&G, with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; however, earlier application is not permitted. The calculation of earnings per share in accordance with SFAS No. 128 would not have had, and in the future is not expected to have, a material effect on USF&G's EPS computations or related disclosures.

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

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION
The Condensed Consolidated Statement of Cash Flows is presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided from operating activities is as follows:

                                            Three Months Ended  Six Months Ended
                                            June 30             June 30
(in millions)                               1997     1996       1997     1996
                                           -------------------------------------
Net income                                  $ 47     $ 67       $ 92     $124
Adjustments to reconcile net income to net
   cash provided from operating activities:
Realized gains on investments                 (4)      (1)        (4)     (12)
   Depreciation expense                       11        7         19       14
   Facilities exit costs/(sublease income)    --      (12)        --      (14)
   Provision for taxes                        20       --         41       --
   Distributions on capital securities         3       --          5       --
   Change in insurance liabilities           136      100        157      131
   Change in deferred policy
      acquisition costs                       (2)     (17)       (16)       1
   Change in receivables                    (133)     (75)      (176)    (127)
   Change in other liabilities               (55)     (31)       (79)      33
   Change in other assets                     27       56         26        2
   Other items, net                           19        1         12       (3)
                                           -------------------------------------
Net cash provided from operating
   activities                               $ 69     $ 95       $ 77     $149
                                           -------------------------------------

NOTE 6 UNREALIZED GAINS (LOSSES) ON INVESTMENTS
At June 30, 1997, gross unrealized gains and gross unrealized losses pertaining to investments in common and preferred stocks totaled $2 million and $5 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $12 million and $3 million, respectively. At June 30, 1997, there were gross unrealized gains of $141 million and gross unrealized losses of $44 million pertaining to fixed maturities available for sale. There were also $20 million of gross unrealized losses relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. The change in net unrealized gains (losses) on investments and foreign currency amounted to a decrease of $8 million during the six months ended June 30, 1997, compared with a decrease of $296 million during the six months ended June 30, 1996.

NOTE 7 PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS
Proceeds from sales of fixed maturities available for sale during the six months ended June 30, 1997, were $765 million compared with $145 million for the same period of 1996. Gross gains and gross losses of $11 million and $16 million, respectively, were realized on 1997 sales. Gross gains and gross losses of $5 million and $8 million, respectively, were realized on such sales in 1996.

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

South Carolina: On August 22, 1994, the Attorney General of the State of South Carolina filed a suit captioned State of South Carolina, County of Greenville, et al., v. National Council on Compensation Insurance, et al., in the County of Greenville, South Carolina against the NCCI, the NWCRP, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. Discovery is underway in the case. On August 6, 1997, the trial court denied motions for summary judgment which had been filed by each party.

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

Tennessee: On December 31, 1996, four Tennessee employers filed a class action captioned Jo Ann Forman, Inc., et al., v. National Council on Compensation Insurance, et al., in the Chancery Court of Marion County, Tennessee against the NCCI, NWCRP and the insurance companies which acted as servicing carriers for the Tennessee involuntary workers' compensation market. The defendants have filed a motion to dismiss the case and are awaiting the decision of the trial court following a hearing on July 14, 1997. No discovery has yet occurred.

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

NOTE 9 SUBSEQUENT EVENTS
9.1. Capital Securities
On July 8, 1997, USF&G Capital III ("Capital III"), a business trust wholly owned by USF&G, issued $100 million (100,000 shares) of 8.312% Capital Securities, Series C ("Series C Securities"). Payments on the Series C Securities are guaranteed by USF&G on a subordinated basis, but only to the extent Capital III has funds available to make such payments. This guarantee, considered together with the terms of debentures issued by USF&G (described below) and an agreement for USF&G to pay other expenses and liabilities of Capital III, constitutes a full and unconditional subordinated guarantee by USF&G of Capital III's obligations under the Series C Securities.

Capital III used the proceeds from the Series C Securities issuance to purchase $100 million principal amount of 8.312% Junior Subordinated Debentures issued by USF&G ("Series C Debentures"). The Series C Debentures rank junior and subordinate in right of payment to certain other indebtedness of USF&G, and mature on July 1, 2046.

Interest payments on the Series C Debentures are deferrable, at USF&G's option, at any time for up to five years at a time, provided there has not been an event of default. In the event USF&G elects to defer interest payments on the Series C Debentures, payments of distributions on the Series C Securities will likewise be deferred. Interest and distributions continue to accrue during any payment deferral period.

The Series C Debentures are redeemable under certain circumstances related to tax events at a price of $1,000 per debenture plus any accrued and unpaid interest and a "make whole" payment. Proceeds from any redemptions of the Series C Debentures will be used to redeem a like amount of the Series C Securities. Additionally, USF&G has the right, under certain circumstances related to tax events, to shorten the maturity of the Series C Debentures to a date no earlier than April 8, 2012, in which case the stated maturity of the Series C Securities will likewise be affected.

The sole assets of Capital III are the Series C Debentures. Capital III does not have operations independent of the aforementioned relationship with USF&G and the holders of the capital securities. In the event USF&G exercises its right to defer interest payments on the Series C Debentures, it will be prohibited from making payments with respect to any capital debt or securities which rank equal or junior in right of payment to the Series C Debentures, including cash dividends on its common or preferred stock. In no case may the deferral of payments described above extend beyond the stated maturity dates of the respective securities.

9.2. Business Combination
On August 8, 1997, USF&G announced that it had entered into a definitive agreement to acquire Titan Holdings, Inc. ("Titan"). Titan, which is headquartered in San Antonio, Texas, primarily operates two specialty property/casualty operations: Titan Auto, which writes nonstandard automobile insurance; and Titan Public Entity, which insures small-to-medium sized towns and counties. Titan reported total assets of $405 million at June 30, 1997, and written premium of $199 million for the twelve-month period ended June 30, 1997, with 65 percent of ongoing business written by Titan Auto and 35 percent by Titan Public Entity.

USF&G will pay $11.60 in cash plus 0.46516 share of common stock for each Titan share, for a total of $23.20 per Titan share, based on a USF&G share valuation of $24.94, which was the value used in USF&G's initial offer to Titan. This consideration is subject to adjustment pursuant to a collar arrangement. At the $23.20 valuation, the aggregate transaction value is $234 million plus assumption of debt.

The Corporation expects to finance the cash portion of the consideration payable to Titan shareholders from internal resources or existing credit facilities. The transaction is expected to close in the fourth quarter of 1997.

USF&G CORPORATION Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of June 30, 1997 and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of USF&G Corporation as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.


                                                         ERNST & YOUNG LLP


Baltimore, Maryland
August 8, 1997

USF&G CORPORATION Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G" or the "Corporation") and explains the results of operations for the quarter and six months ended June 30, 1997. The analysis focuses on the performance of USF&G's strategic businesses and its investment portfolio. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter and six months ended June 30, 1997 are compared with those for the same period of 1996 unless otherwise noted. Financial position at June 30, 1997 is compared with December 31, 1996.

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

Index
1. Consolidated Results                              12
2. Strategic Overview                                13
3. Results of Operations                             13
4. Reserves and Surplus                              16
5. Investments                                       17
6. Financial Condition                               20
7. Liquidity                                         20
8. Glossary of Terms                                 21

1. CONSOLIDATED RESULTS
The table below shows the major components of net income.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(in millions)                            1997     1996        1997     1996
                                        ---------------------------------------
Property/casualty insurance              $ 77     $ 59        $156     $111
Life insurance                             15       12          29       23
Parent and noninsurance                   (26)     (17)        (51)     (36)
                                        ---------------------------------------
Income from operations before net
   realized gains, facilities exit
   (costs)/sublease income, income
   taxes and distributions on capital
   securities                              66      54          134       98
Net realized gains on investments           4       1            4       12
Facilities exit (costs)/sublease income    --      12           --       14
Provision for income taxes                (20)     --          (41)      --
Distributions on capital securities,
   net of tax                              (3)     --           (5)      --
                                        ---------------------------------------
   Net income                            $ 47    $ 67         $ 92     $124
                                        ---------------------------------------


Property/casualty segment income for the second quarter and six months ended June 30, 1997 increased $18 million and $45 million, respectively, when compared with the same periods of 1996. The increase is related primarily to improved underwriting results, including decreased catastrophe losses, incurred during the period, as well as changes in the allocation of corporate nonunderwriting expenses. Life insurance segment results increased $3 million and $6 million, respectively, for the second quarter and six months ended June 30, 1997 due to the combined effects of increased annuity sales, improved investment spreads on annuity and universal life products, and lower per-unit operating expenses. The loss from parent and noninsurance operations increased during the second quarter and first six months of 1997 when compared with the same periods of 1996 due primarily to changes in the allocation of corporate nonunderwriting expenses, which had no effect on consolidated net income.

As of December 31, 1996, USF&G had fully recognized all of its deferred tax assets. As a result, the Corporation now recognizes income tax expense in its consolidated statement of operations. The financial statement recognition of tax expense is not necessarily an appropriate indicator of tax to be paid, however, as the Corporation still has income tax net operating loss carryforwards available for both regular and alternative minimum tax purposes.

In December 1996 and January 1997, two business trusts wholly owned by USF&G issued a total of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities. Accruals for distributions on these securities, net of tax, totaled $5 million in the first six months of 1997. Proceeds from the issuance of the preferred capital securities were used to redeem the $4.10 Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), resulting in annual after-tax savings of over $5 million compared with the dividends on the Series A Preferred Stock.

In July 1997, USF&G Capital III, a business trust wholly owned by USF&G, issued a total of $100 million of USF&G-obligated mandatorily redeemable preferred capital securities. Proceeds from this third issuance of preferred capital securities were used to repay $60 million outstanding at June 30, 1997 against a standby credit facility.

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

3. RESULTS OF OPERATIONS
3.1. Property/casualty insurance
Property/casualty insurance operations, which consist of CIG, FBIG, and the Specialty Businesses, accounted for 90 percent of USF&G's revenues before net realized gains in the first six months of 1997 compared with 87 percent in the same period of 1996, and 70 percent of its assets at June 30, 1997 and December 31, 1996. Financial results for this segment were as follows:

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(in millions)                            1997       1996      1997       1996
                                       -----------------------------------------
Net premiums written*                    $640       $684    $1,284     $1,335
Premiums earned*                          665        632     1,307      1,268
Net underwriting loss                     (26)       (35)      (57)       (76)
Income from operations before net
   realized gains, facilities exit costs/
   sublease income, income taxes and
   distributions on capital securities     77         59       156        111
                                        ----------------------------------------
*See Glossary of Terms

A significant measurement of a property/casualty company's underwriting performance is its combined ratio, which is the sum of its loss ratio and expense ratio. Consolidated property/casualty ratios, calculated based on statutory accounting practices and generally accepted accounting principles ("GAAP"), were as follows:

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
                                         1997       1996      1997       1996
                                        ----------------------------------------
Statutory combined ratio                101.6%     104.5%    102.9%     105.2%
GAAP combined ratio                     103.9      105.6     104.3      106.0
                                        ----------------------------------------

Income from operations before net realized gains, facilities exit costs/sublease income, income taxes and distributions on capital securities increased $18 million in the second quarter of 1997 and $45 million in the first six months of 1997 when compared with the same periods of 1996, due primarily to improved underwriting results and a decrease in other (nonunderwriting) expenses. The underwriting improvement is primarily attributable to reduced occurrences in 1997 of catastrophe losses and other severe weather related losses. A change in the approach to corporate allocations, which had no effect on USF&G's consolidated results, decreased the property/casualty segment's nonunderwriting expenses by $11 million and $22 million in the second quarter and first half of 1997, respectively.

Gross catastrophe losses totaled $10 million and $19 million in the second quarter and first six months of 1997, respectively, compared with $19 million and $55 million in the same periods of 1996, respectively. These losses, net of ceded reinsurance, were $9 million and $18 million in the second quarter and first six months of 1997, respectively, compared with $19 million and $54 million in the same periods of 1996, respectively. The high level of catastrophe losses incurred in the first six months of 1996 was the result of severe winter storms and floods incurred during the first quarter.

CIG
The following table shows underwriting results for CIG.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(dollars in millions)                    1997       1996      1997       1996
                                        ----------------------------------------
Gross voluntary premiums written         $286       $282      $544       $536
Net premiums written                      258        260       499        507
Underwriting gain (loss)                  (25)       (16)      (45)       (12)
GAAP Underwriting Ratios:
   Loss ratio                            79.8%      74.9%     77.6%      70.3%
   Expense ratio                         31.2       32.0      32.1       32.2
   Combined ratio                       111.0      106.9     109.7      102.5
                                       ----------------------------------------

Gross voluntary premiums written in excess & surplus lines and specialty segments combined, represented 45 percent of CIG's gross premiums in the first six months of 1997 and grew 25 percent in the first six months of 1997 when compared with the same period of 1996. These increases were largely offset by declines in the core and defensive segments, as CIG continues to shift its mix of business toward its typically higher-margin product lines.

In the first quarter of 1996, CIG recorded a $30 million reduction in workers' compensation reserves as a result of the recognition of the effect on reserve estimation models of the significant use of structured settlements to close medical claims. Excluding this one-time reserve adjustment, overall underwriting results for the first six months of 1997 were generally consistent with 1996. A trend of deteriorating underwriting losses in the specialty trucking segment is contributing to the unfavorable second quarter 1997 underwriting loss comparison with 1996. Management is currently developing an aggressive plan to reduce the mix and negative profit impact of this line, which had approximately $50 million of gross premiums written through the first six months of 1997.

FBIG
The following table shows underwriting results for FBIG.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(dollars in millions)                    1997       1996      1997       1996
                                        ----------------------------------------
Gross voluntary premiums written         $254       $259      $495       $502
Net premiums written                      194        256       422        492
Underwriting loss                         (18)       (34)      (42)       (91)
GAAP Underwriting Ratios:
   Loss ratio                            76.7%      76.0%     76.2%      82.0%
   Expense ratio                         30.7       38.0      32.5       36.7
   Combined ratio                       107.4      114.0     108.7      118.7
                                        ----------------------------------------

FBIG gross voluntary premiums were relatively flat in the second quarter and first six months of 1997 when compared with the same periods of 1996, primarily due to intense competition in the personal lines markets, as well as management's actions to lower the commission rates on most personal lines and some small commercial business, effective April 1, 1997, which had an adverse impact on new business writings. The decreases in net premiums written in the second quarter and first six months of 1997 were primarily the result of a new personal lines quota share reinsurance treaty (refer to Section 4.2 of this Analysis).

FBIG incurred most of the catastrophe and other severe weather related losses which adversely impacted the loss ratio in the first six months of 1996. Excluding catastrophes, loss ratios for FBIG would have been 74.5 percent and
74.1 percent for the second quarter and first six months of 1997, respectively, compared with 70.8 percent and 74.6 percent for the respective periods of 1996.

The expense ratio improved 7.3 points and 4.2 points in the second quarter and first six months of 1997, respectively, when compared with the same periods of 1996. The expense ratio improvement was primarily the result of lower commission rates and continued expense management, and is expected to continue throughout 1997 as FBIG realizes the operating efficiencies generated by the Centers for Agency Services and expense savings as a result of the lower commission rates.

Specialty Businesses
USF&G's Specialty Businesses consist of Discover Re Managers, Inc. ("Discover Re"), which provides insurance, reinsurance and related services to the alternative risk transfer market, F&G Re, Inc. ("F&G Re"), which manages USF&G's assumed reinsurance business, and the Surety Group.

Discover Re
The following table shows underwriting results for Discover Re.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(dollars in millions)                    1997       1996      1997       1996
                                        ----------------------------------------
Gross program premium                     $52        $46       $78       $ 68
Net premiums written                       13          6        17          9
Service fees                                5          4         8          6
Underwriting gain                           2          1         2          1
GAAP Underwriting Ratios:
   Loss ratio                            66.5%      78.4%     72.1%      78.5%
   Expense ratio                         10.3       11.6      12.1       13.2
   Combined ratio                        76.8       90.0      84.2       91.7
                                        ----------------------------------------

Discover Re's captive business gross program premiums increased 18 percent and 28 percent in the second quarter and first six months of 1997, respectively, when compared with the same periods of 1996, resulting in a 15 percent increase in total gross program premium in both the second quarter and first six months of 1997. For the six months ended June 30, 1997, captive business represented 51 percent of Discover Re's gross program premium, compared with 46 percent in the corresponding period of 1996. Management is increasing its focus on captive business which, despite typically resulting in less retained premium, is expected to generate significant fee income compared with traditional alternative risk transfer products.

F&G Re
The following table shows underwriting results for reinsurance assumed through F&G Re.

                                        Three Months Ended    Six Months Ended
                                        June 30               June 30
(dollars in millions)                   1997       1996       1997        1996
                                       ----------------------------------------
Net Premiums Written:
   Traditional risk                     $ 59       $ 67       $139        $153
   Finite risk                            59         53         97          96
                                       ----------------------------------------
     Total premiums written             $118       $120       $236        $249
                                       ----------------------------------------
Underwriting gain                       $  6       $ 14       $ 14        $ 29
GAAP Underwriting Ratios:
   Loss ratio                           74.8%      60.4%      70.6%       59.8%
   Expense ratio                        20.6       27.5       24.1        27.7
   Combined ratio                       95.4       87.9       94.7        87.5
                                       ----------------------------------------

F&G Re's net premiums written decreased $2 million and $13 million in the second quarter and first six months of 1997, respectively, when compared with the same periods of 1996 as a result of competitive pressures in the assumed reinsurance market. Management's adherence to its underwriting discipline has resulted in the sacrifice of some premium volume in favor of maintaining the profitability of F&G Re's book of business. The intense pricing competition is expected to continue throughout 1997. The higher loss ratio for the second quarter and first half of 1997, compared with the same periods of 1996, was primarily attributable to large losses on finite risk reinsurance contracts in the second quarter.

Surety
The following table shows underwriting results for the Surety Group.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(dollars in millions)                    1997       1996      1997       1996
                                        ----------------------------------------
Gross voluntary premiums written          $65       $46       $125        $87
Net premiums written                       57        42        110         78
Underwriting gain (loss)                    9        --         14         (3)
GAAP Underwriting Ratios:
   Loss ratio                            32.6%     47.0%      34.7%      51.3%
   Expense ratio                         48.7      52.7       50.2       55.3
   Combined ratio                        81.3      99.7       84.9      104.6
                                        ----------------------------------------

Surety's gross premiums written increased 41 percent and 43 percent in the second quarter and first six months of 1997, respectively, when compared with the same periods of 1996, due primarily to growth in domestic contract surety business in the northeast and western regions, and in international surety business. International surety business consists primarily of Afianzadora Insurgentes, S.A. de C.V. ("Afianzadora"), which USF&G acquired in December 1996. Afianzadora represented 16 percent and 20 percent of total Surety gross premiums written in the second quarter and first six months of 1997, respectively.

Surety's second quarter and first half 1997 underwriting results and loss ratio improved when compared with the same periods of 1996, largely due to the absence, in the 1997 periods, of large contract surety losses which were incurred in the second quarter and first half of 1996.

3.2. Life insurance
Life insurance operations (F&G Life) represented 10 percent of USF&G's revenues before net realized gains for the first six months of 1997 compared with 13 percent for the same period of 1996. F&G Life also represented 31 percent of the assets at June 30, 1997 compared with 29 percent at December 31, 1996.

Financial highlights for F&G Life were as follows:

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(in millions)                            1997       1996      1997       1996
                                        ----------------------------------------
Sales                                    $121        $88      $235       $164
Premiums earned                            26         42        53         73
Net investment income                      63         73       121        147
Income from operations before net
   realized gains, facilities exit costs/
   sublease income, income taxes and
   distributions on capital securities     15         12        29         23
                                        ----------------------------------------

F&G Life's premiums earned declined in the second quarter and first six months of 1997 when compared with the same periods of 1996 due to a reduction in sales of life contingent structured settlement annuities. Non-life contingent contracts are not recognized as premiums earned under GAAP, but are recorded directly in the balance sheet on a deposit accounting basis. Structured settlement annuities are sold primarily to the property/casualty segment to settle insurance claims. The decline in sales of these annuities resulted from a higher-than-average level of structured settlement annuities which the property/casualty segment purchased in prior years as part of its efforts to settle older property/casualty claims. Net investment income declined due to a lower asset base created by the transfer of approximately $918 million of F&G Life's fixed maturities to an unaffiliated life insurance company as part of a coinsurance transaction (refer to the "Policy surrenders" discussion below). Despite the decrease in premiums earned and net investment income, income for the quarter and six months ended June 30, 1997 increased when compared with the same periods of 1996, primarily due to improved spread management on annuity and universal life products, which yield higher profit margins on F&G Life's book of business, combined with lower per-unit operating expenses.

Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.
                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(in millions)                            1997       1996      1997       1996
                                        ----------------------------------------
Distribution System:
   Brokerage                             $ 79        $44      $153       $ 73
   National wholesaler                     24         19        48         38
   Direct structured settlements           16         21        27         42
   Other                                    2          4         7         11
                                        ----------------------------------------
     Total                               $121        $88      $235       $164
                                        ----------------------------------------
Product Type:
   Single premium deferred annuities    $ 74         $39      $144       $ 62
   Tax sheltered annuities                23          18        45         38
   Structured settlement annuities        16          21        27         42
   Other annuities                         4           6        11         15
   Life insurance                          4           4         8          7
                                        ----------------------------------------
     Total                              $121         $88      $235        $164
                                        ----------------------------------------

Sales increased 43 percent in the first six months of 1997 when compared with the same period of 1996. The growth in sales of single premium deferred annuities is primarily due to management's continued marketing emphasis on its new and existing products and distribution channels. Despite this marketing emphasis, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, annuity or insurance products, as well as its credit ratings. As a result, there is no assurance that the improved sales trend will continue. Total life insurance in force was $10.5 billion at June 30, 1997 and $10.7 billion at December 31, 1996.

Policy surrenders
Deferred annuities and universal life products are subject to surrender. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. The surrender charge varies by product. F&G Life's current product offerings have surrender charges that decline from nine percent in the first policy year to zero percent by the tenth policy year. Such built-in surrender charges provide protection against premature policy surrender. In August 1996, F&G Life entered into a coinsurance contract with an unaffiliated life insurance company whereby F&G Life ceded all of its remaining block of single premium deferred annuities that were originally sold through stock brokerage firms (the "broker SPDA block"). At the time of the transaction, the broker SPDA block had a current account value of approximately $964 million. The transaction removed the broker SPDA block from F&G Life's direct obligations. As of June 30, 1997, surrender activity under the coinsurance contract had reduced the broker SPDA block and the related reinsurance receivable to $683 million.

Policy surrenders totaled $42 million and $81 million for the quarter and six months ended June 30, 1997, compared with $224 million and $365 million for the same periods of 1996. Surrender activity has decreased significantly due primarily to the coinsurance of the broker SPDA block. This reduced level of surrenders is expected to continue throughout 1997.

4. RESERVES AND SURPLUS
The level of loss reserves for both current and prior years' claims is continually monitored and adjusted for changing economic, social, judicial and legislative conditions, as well as for changes in historical trends as information regarding such conditions and actual claims develops. Management believes that loss reserves are adequate, but establishing appropriate reserves, particularly with respect to environmental, asbestos and other long-term exposure claims, is highly judgmental and an inherently uncertain process. It is possible that, as conditions change and claims experience develops, additional reserves may be required in the future. There can be no assurance that such adjustments will not have a material adverse effect on USF&G's financial condition or results of operations.

4.1. Mass torts
USF&G categorizes long-term exposures where multiple claims relate to a similar cause of loss (excluding catastrophes) as "mass torts". Mass tort exposures include construction defect, environmental and asbestos claims.

Reserves for losses that have been reported and certain legal expenses are established on the "case basis". Bulk reserves are established, in addition to the case reserves, to reflect unreported claims and future development on reported claims. Total case and bulk reserves for these mass torts, net of ceded reinsurance, comprised approximately nine percent and ten percent of total net property/casualty reserves for unpaid losses and loss expenses at June 30, 1997 and December 31, 1996, respectively.

The following table sets forth selected information for each of the major categories of mass torts, net of ceded reinsurance.

                                    Construction
(in millions)                             Defect      Environmental    Asbestos
                                   ---------------------------------------------
Net reserves at
   December 31, 1996                         $40               $308        $135
Losses incurred                                9                 10          (2)
Claims paid                                   (7)               (13)         (2)
                                   ---------------------------------------------
Net reserves at June 30, 1997                $42               $305        $131
                                   ---------------------------------------------

Management believes that USF&G's reserve position is adequate relative to its exposure to mass torts. USF&G's customer base generally has not included large manufacturing companies, which tend to incur most of the known environmental and asbestos exposures. Many of USF&G's environmental claims relate to small industrial or transportation accidents which individually are unlikely to involve material exposures. In addition, USF&G has traditionally been a primary coverage carrier, having written relatively little high-level excess coverage; therefore, liability exposures are generally restricted to primary coverage limits.

4.2. Reinsurance
In the second quarter of 1997, United States Fidelity and Guaranty Company ("USF&G Company"), the principal property/casualty insurance subsidiary, realigned its catastrophe reinsurance to reflect the company's strategic initiatives in FBIG and CIG. USF&G Company secured a 60 percent quota share treaty for its personal lines residential property business (homeowners and dwelling/fire policies) which allows USF&G Company to limit its exposure to historically volatile underwriting losses in these lines. To further protect against catastrophe losses on the remainder of the FBIG residential property business, USF&G Company obtained an aggregate excess of loss treaty providing $15 million of coverage in excess of a $20 million annual aggregate deductible.

Additionally, effective July 1, 1997, USF&G Company expanded its property catastrophe reinsurance coverage by reducing its retention from $75 million to $50 million and increasing its reinsurance coverage limit from $175 million to $250 million, providing USF&G Company protection against catastrophe losses in lines not covered by FBIG's quota share treaty. A property per risk treaty, which provides coverage of $97 million in excess of USF&G Company's $3 million retention limit, and a Surety treaty, which provides coverage of $65 million in excess of USF&G Company's $5 million retention limit, are also in place.

4.3. Liquidity restrictions
There are certain restrictions on payments of dividends by insurance subsidiaries that may limit USF&G Corporation's ability to receive funds from its subsidiaries. Under the Maryland Insurance Code, Maryland insurance subsidiaries, such as USF&G Company and F&G Life, must provide the Maryland Insurance Commissioner (the "Commissioner") with not less than thirty days' prior written notice before payment of an "extraordinary dividend" to its holding company. "Extraordinary dividends" are dividends which, together with any dividends paid during the immediately preceding twelve-month period, would be in excess of ten percent of the subsidiary's statutory policyholders' surplus as of the prior calendar year end. Extraordinary dividends may not be paid until either such thirty-day period has expired and the Commissioner has not disapproved the payment or the Commissioner has approved the payment within such period. In addition, ten days' prior notice of any other dividend must be given to the Commissioner prior to payment, and the Commissioner has the right to prevent payment of such dividend if it is determined that such payment could impair the insurer's surplus or financial condition.

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

5. INVESTMENTS
USF&G's investment mix continues to reflect a concentration in high-quality fixed-income securities. Long-term fixed maturities comprised 81 percent of total investments at June 30, 1997 and December 31, 1996. Total investments have increased primarily due to an increase in securities lending activity. The following table shows the distribution of USF&G's investment portfolio.

                                         At June 30           At December 31
(dollars in millions)                          1997                     1996
                                        ----------------------------------------
Total investments                           $10,239                  $10,076
                                        ----------------------------------------
Fixed maturities                                 81%                      81%
Common and preferred stocks                      --                       --
Short-term investments                            5                        5
Mortgage loans and real estate                    9                       10
Other invested assets                             5                        4
                                        ----------------------------------------
   Total                                        100%                     100%
                                        ----------------------------------------

5.1. Net investment income The following table shows the components of net investment income.

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(dollars in millions)                    1997       1996      1997       1996
                                        ----------------------------------------
Net investment income from:
   Taxable fixed maturities              $137       $163      $277       $328
   Tax-exempt fixed maturities             10          1        17          1
   Common and preferred stocks             --          1        --          2
   Short-term investments                   8          4        16          8
   Mortgage loans and real estate          17         10        34         20
   Other investment income, net of
     interest expense on funds held         3          5         7          9
                                        ----------------------------------------
     Total investment income              175        184       351        368
Investment expenses                        (3)        (3)       (7)        (7)
                                        ----------------------------------------
   Net investment income                 $172       $181      $344       $361
                                        ----------------------------------------
Average annualized yields:
   Total investments                      7.1%       6.9%      7.1%       6.8%
   Fixed maturities                       7.2        7.3       7.3        7.3
                                        ----------------------------------------

Investment income for the six months ended June 30, 1997, decreased $17 million, or five percent, when compared with the same period of 1996. Income from fixed maturities declined primarily as a result of the decline in F&G Life's fixed maturities portfolio due to the transfer of fixed maturities to an unaffiliated life insurance company under the terms of a coinsurance contract (refer to Section 3.2 of this Analysis). The increases in interest income from short-term investments are a result of varying short-term interest rates, increases in the asset balances, and the inclusion of $2 million and $5 million for the second quarter and first half of 1997, respectively, related to Afianzadora, which USF&G acquired in December 1996. Investment income on mortgage loans and real estate for 1997 reflects the continuing strategy of reducing equity real estate holdings and reinvesting into commercial mortgage loans collateralized by income-producing real estate. Other investment income includes $4 million and $5 million in the second quarter of 1997 and 1996, respectively, and $9 million for the six months ended June 30, 1997 and 1996, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. Future income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent in the property/casualty reinsurance industry.

5.2. Net realized gains on investments
The components of net realized gains include the following:

                                         Three Months Ended   Six Months Ended
                                         June 30              June 30
(in millions)                            1997       1996      1997       1996
                                        ----------------------------------------
Net Gains (Losses) on Sales:
   Fixed maturities                       $(4)       $(2)      $(9)       $(1)
   Mortgage loans and real estate           4         --         4          4
   Other                                    5          4        10         10
                                        ----------------------------------------
     Total net gains from sales             5          2         5         13
Impairments                                (1)        (1)       (1)        (1)
                                        ----------------------------------------
     Net realized gains on investments    $ 4        $ 1       $ 4        $12
                                        ----------------------------------------

Realized losses on fixed maturities in 1997 relate to the sale of taxable bonds in order to reinvest the proceeds in tax-exempt bonds. Realized gains of $4 million on mortgage loans and real estate in the six months ended June 30, 1997 and 1996, are the result of the sale of equity real estate investments. Other realized gains in 1997 and 1996 primarily relate to USF&G's share of gains from its equity in certain venture capital-type limited partnerships. Impairments relate to specific investments and are realized when the decline in fair value is deemed other than temporary, or when the fair value is significantly less than book value and it is probable that the investment will be sold before any recovery in value can occur.


5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:
                                         At June 30    At December 31
(in millions)                                  1997              1996    Change
                                        ----------------------------------------
Fixed maturities
   available for sale                          $ 97               $ 98      $(1)
Deferred policy acquisition
   costs                                        (20)               (19)      (1)
Common and preferred stocks                      (3)                --       (3)
Foreign currency and other                        9                 16       (7)
                                        ----------------------------------------
   Total unrealized gains
      before taxes                               83                 95      (12)
Deferred tax on net unrealized
   gains                                        (29)               (33)       4
                                        ----------------------------------------
 Total unrealized gains,
    net of tax                                 $ 54               $ 62      $(8)
                                        ----------------------------------------

Fixed maturity investments classified as "available for sale" are recorded at market value, with the corresponding unrealized gains reported as a component of shareholders' equity. Fluctuations in the unrealized gains and losses on fixed maturities are primarily a result of fluctuating interest rates. Unrealized gains and losses on fixed maturities are offset by related changes in the DPAC, which reflect assumptions about the effect of potential sales of fixed maturities available for sale on future amortization of the life insurance segment's DPAC. The change in unrealized gains on other investments primarily relates to USF&G's share of unrealized gains from its equity interests in certain venture capital-type limited partnerships.

5.4. Fixed maturity investments
The table below details the composition of the fixed maturity portfolio.

                                         At June 30           At December 31
(dollars in millions)                    1997      %          1996      %
                                       -----------------------------------------
Corporate and other invest-
   ment grade bonds                    $4,259     52%       $4,673     58%
Mortgage-backed securities              1,473     18         1,464     18
Asset-backed securities                   695      8           731      9
U.S. Government bonds                     350      4           334      4
High-yield bonds*                         582      7           548      7
Tax-exempt bonds                          874     11           316      4
                                       -----------------------------------------
   Total fixed maturities at
     amortized cost                     8,233    100         8,066    100
Total market value of
   fixed maturities                     8,330                8,164
                                       -----------------------------------------
   Net unrealized
     gains                             $   97               $   98
                                       -----------------------------------------
Percent market-to-
   amortized cost                                101%                 101%
                                       -----------------------------------------
*See Glossary of Terms

While subject to prepayment risk, credit risk related to USF&G's mortgage-backed securities portfolio at June 30, 1997 is believed to be minimal since 99 percent of such securities have "AAA" ratings or are collateralized by obligations of the U.S. Government or its agencies. The net proceeds from sales, maturities and prepayments in 1997 were predominately invested in investment-grade taxable and tax-exempt bonds. Investment-grade bonds, including debt obligations of the U.S. Government and its agencies, comprised 93 percent of the portfolio at June 30, 1997 and December 31, 1996. The following table shows the credit quality of the long-term fixed maturity portfolio at June 30, 1997.

                                                        Percent
                                                     Market-to-
                        Amortized             Market  Amortized
(dollars in millions)        Cost   Percent    Value       Cost
----------------------------------------------------------------
U.S. Government and
   U.S. Government
   Agencies                $1,801       22%   $1,821       101%
AAA                         1,502       18     1,514       101
AA                          1,203       15     1,209       101
A                           1,977       24     1,997       101
BBB                         1,168       14     1,186       102
BB                            226        3       234       103
B                             356        4       368       103
CCC and lower                  --       --         1        --
                           -------------------------------------
   Total                   $8,233      100%   $8,330       101%
                           -------------------------------------

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

High-yield investments generally involve a greater degree of risk than investment-grade securities. Expected returns should, however, compensate for the added risk. USF&G attempts to minimize the risks associated with high-yield investments by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. At June 30, 1997, USF&G's five largest investments in high-yield bonds totaled $66 million in amortized cost and had a market value of $65 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and less than one percent of the total fixed maturity portfolio.

5.5. Real Estate
The table below shows the components of USF&G's real estate portfolio.

                             At June 30   At December 31
(in millions)                      1997             1996
                             ----------------------------
Mortgage loans                     $489             $406
Equity real estate                  410              554
                             ----------------------------
   Total                           $899             $960
                             ----------------------------

The decrease in the real estate portfolio was primarily due to the sale of equity real estate, and was offset in part by new mortgage loan originations which consisted of fixed rate loans collateralized by apartment and office properties. This activity is consistent with USF&G's continued strategy to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

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

6. FINANCIAL CONDITION
USF&G's corporate debt totaled $539 million at June 30, 1997, compared with $477 million at December 31, 1996. The increase is attributable to a $60 million borrowing against the standby credit facility which was repaid in mid-July 1997 with the proceeds from the Capital Securities, Series C, issued on July 8, 1997 (refer to Note 9, "Subsequent Events", of the Notes to Condensed Consolidated Financial Statements).

USF&G's shareholders' equity totaled $1.8 billion at June 30, 1997, compared with $2.0 billion at December 31, 1996.

The decrease is primarily the result of the redemption of $200 million, or the entire outstanding balance, of the Series A Preferred Stock. Redemptions of the Series A Preferred Stock were funded by proceeds from the December 1996 and January 1997 issuances of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of USF&G.

During 1996, USF&G announced a plan to repurchase up to 13.3 million shares of the Corporation's common stock and common stock equivalents. As of December 31, 1996, 8.6 million shares had been repurchased. During the quarter ended March 31, 1997, USF&G repurchased 2.3 million shares. The program was completed during the quarter ending June 30, 1997 with the purchase of another 2.4 million shares. It is uncertain at this time if, or to what extent, USF&G will expand the repurchase program beyond those shares already reacquired, except that the board of directors has authorized repurchases reasonably designed to offset the impact of share issuances pursuant to director and employee incentive compensation programs. Management and the Board of Directors will continue to evaluate share repurchases as an alternative use of excess capital and cash flow, depending on other investment opportunities.

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

7.1. Cash flow
USF&G had cash flow from operations of $69 million and $77 million for the second quarter and first six months of 1997, respectively, compared with $95 million and $149 million for the same periods of 1996, respectively. This decrease in cash flow from operations is primarily due to the $45 million and $82 million reduction in net reinsurance activity in the second quarter and first six months of 1997, respectively, which resulted primarily from the personal lines quota share treaty (see Section 4.2 of this Analysis). Net investment income collected decreased $14 million and $28 million in the second quarter and first six months of 1997, respectively, largely as a result of the transfer of approximately $918 million of F&G Life's fixed maturity investments as part of a coinsurance contract (refer to Section 3.2 of this Analysis). However, the coinsurance transaction also reduced F&G Life's exposure to cash outflows for surrender activity. Consequently, deposits and withdrawals of universal life and investment contracts had net cash inflows of $76 million and $156 million in the second quarter and first six months of 1997, respectively, which for GAAP purposes are classified as financing activities, compared with net cash outflows of $156 million and $234 million in the second quarter and first six months of 1996, respectively.

7.2. Credit facilities
At June 30, 1997, USF&G maintained a $250 million committed, standby credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $60 million at June 30, 1997. There were no borrowings against the facility at December 31, 1996. The outstanding balance was repaid in mid-July 1997 with the proceeds from the Capital Securities, Series C. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at June 30, 1997 and December 31, 1996.

In addition, at June 30, 1997, USF&G maintained a $150 million multi-currency credit facility. There were no borrowings on this credit facility as of June 30, 1997.

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

Specialty segments: Market segments within CIG which operate separate business resource platforms individually dedicated to specific specialized businesses such as financial institutions, technology, governmental entities, large real estate, Directors & Officers, and specialty trucking.

Structured settlement annuity: An immediate annuity sold to property/casualty companies to fund the settlement of insurance claims.

Underwriting results: Property/casualty pretax operating results excluding investment results, policyholders' dividends and noninsurance activities; generally, premiums earned less losses and loss expenses incurred, and "underwriting" expenses incurred. It is not unusual for property/casualty companies to have underwriting losses that are offset by investment income.

Universal life: A life insurance product which provides a death benefit for the life of the insured and accumulated cash values to which interest is credited.

USF&G CORPORATION Part II. Other Information

ITEM 2. CHANGES IN SECURITIES
(c) On July 8, 1997, USF&G Capital III, a business trust wholly owned by USF&G, completed the issuance of $100 million of 8.312% Capital Securities, Series C (the "Capital Securities"). The Capital Securities were offered for sale by Goldman, Sachs & Co., Merrill Lynch & Co., Lehman Brothers, J.P. Morgan & Co. and Smith Barney Inc. (the "Initial Purchasers") to qualified institutional buyers (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Rule 144A and to a limited number of institutional investors that were accredited investors within the meaning of Rule 501 (a) under the Securities Act. The offering and sale were conducted without registration, pursuant to exemption to the registration requirements under the Securities Act, including Rule 144A and Regulation D. The aggregate offering price was $100 million. USF&G paid the Initial Purchasers $1 million as compensation for arranging the investment in the Capital Securities and the related purchase by USF&G Capital III of Junior Subordinated Debentures issued by USF&G. (Refer to Note 9, "Subsequent Events", of the Notes to Condensed Consolidated Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of Stockholders was held on May 21, 1997.

(b) The directors nominated were H. Furlong Baldwin, Michael J. Birck, Norman P. Blake, Jr., George L. Bunting, Jr., Robert E. Davis, Kenneth M. Duberstein, Dale F. Frey, Robert E. Gregory, Jr., Robert J. Hurst, Wilbur G. Lewellen, Larry P. Scriggins, Anne M. Whittemore, and R. James Woolsey.

(c) The matters voted on and the number of votes cast were as follows:

(1) Election of Directors
                                 For         Withheld

H. Furlong Baldwin         99,427,306       1,609,183
Michael J. Birck           99,451,217       1,585,272
Norman P. Blake, Jr.       99,349,778       1,686,711
George L. Bunting, Jr.     99,436,939       1,599,550
Robert E. Davis            99,352,940       1,683,549
Kenneth M. Duberstein      99,423,541       1,612,948
Dale F. Frey               99,446,483       1,590,006
Robert E. Gregory, Jr.     99,446,355       1,590,134
Robert J. Hurst            98,370,362       2,666,127
Wilbur G. Lewellen         99,452,159       1,584,330
Larry P. Scriggins         98,025,772       3,010,717
Anne M. Whittemore         99,362,677       1,673,812
R. James Woolsey           99,357,620       1,678,869

With regard to the election of directors, there were a total of 1,665,467 abstentions.

(2) Proposal to adopt the Stock Incentive Plan of 1997. Of the shares voted on the proposal, 59,697,132 shares were voted for the proposal, 24,601,088 were voted against the proposal, and 1,042,457 shares abstained from voting. The total broker non-votes were 15,695,812.

ITEM 5. OTHER INFORMATION
On August 8, 1997, USF&G announced that it had entered into a definitive agreement to acquire Titan Holdings, Inc. ("Titan"). Titan, which is headquartered in San Antonio, Texas, primarily operates two specialty property/casualty operations: Titan Auto, which writes nonstandard automobile insurance; and Titan Public Entity, which insures small-to-medium sized towns and counties. Titan reported total assets of $405 million at June 30, 1997, and written premium of $199 million for the twelve-month period ended June 30, 1997, with 65 percent of ongoing business written by Titan Auto and 35 percent by Titan Public Entity.

USF&G will pay $11.60 in cash plus 0.46516 share of common stock for each Titan share, for a total of $23.20 per Titan share, based on a USF&G share valuation of $24.94, which was the value used in USF&G's initial offer to Titan. This consideration is subject to adjustment pursuant to a collar arrangement whereby the price will be adjusted to the extent that the average closing price of USF&G's common stock during a ten-day trading period ending three trading days before the effective date of the merger is above $28.68 per share or below $21.20 per share. There is an additional adjustment to ensure that at all times 50 percent of the total consideration is payable in cash and 50 percent is payable in stock. At the $23.20 valuation, the aggregate transaction value is $234 million plus assumption of debt.

In connection with the execution of the merger agreement, Mark E. Watson, Jr., Titan's largest shareholder, and related entities entered into a voting agreement with USF&G covering 2,579,295 Titan shares, or approximately 26 percent of the outstanding shares, whereby the shareholders agreed to vote in favor of the proposed merger and against any transaction in opposition to or inconsistent with the proposed merger.

The Corporation expects to finance the cash portion of the consideration payable to Titan shareholders from internal resources or existing credit facilities. The transaction is subject to customary closing conditions, including necessary regulatory approvals and approval by the shareholders of Titan, and is expected to close in the fourth quarter of 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 4
Documents related to USF&G Capital III:

         Amended and Restated Trust Agreement dated as of July 8, 1997 among USF&G Corporation, The Bank Of New York, The Bank Of New York (Delaware), the Administrators and the Holders.

         Junior Subordinated Indenture dated as of July 8, 1997 between USF&G Corporation and The Bank Of New York.

         Guarantee Agreement Between USF&G Corporation and The Bank Of New York dated as of July 8, 1997.

         Form of Global Certificate Evidencing Capital Securities of USF&G Capital III.

         Agreement as to Expenses and Liabilities dated as of July 8, 1997 between USF&G Corporation and USF&G Capital III.

         USF&G Corporation 8.312% Deferrable Interest Junior Subordinated Debenture, $103,093,000.

Exhibit 10A
Material Contracts related to Titan Holdings, Inc.:

         Merger Agreement

         Voting and Support Agreement

Exhibit 10B
Material Contracts regarding USF&G Executive Severance:

         Senior Executive Severance Plan

         Key Executive Severance Plan

Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends.

Exhibit 15
Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the second quarter of 1997.


USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share (Unaudited)

                                                                      Six Months Ended June 30
(dollars in millions except per share data)                                 1997            1996
                                                                    -----------------------------
Net Income Available to Common Stock
   Primary:
      Net income                                                            $ 92            $124
      Less preferred stock dividend requirements                              (2)            (10)
                                                                    -----------------------------
         Net income available to common stock                               $ 90            $114
                                                                    -----------------------------
   Fully diluted:
      Net income                                                            $ 92            $124
      Less preferred stock dividend requirements                              (2)             (8)
      Add interest expense on zero coupon convertible notes                    1               2
                                                                    -----------------------------
         Net income available to common stock                               $ 91            $118
                                                                    -----------------------------
Weighted-Average Shares Outstanding
   Primary:
      Common shares                                                  112,076,192     119,411,427
      Common stock equivalents                                         3,490,052              --
                                                                    -----------------------------
         Total primary shares                                        115,566,244     119,411,427
                                                                    -----------------------------
   Fully diluted:
      Common shares                                                  112,076,192     119,411,427
      Common stock equivalents                                         4,116,194       1,636,528
      Assumed conversion of preferred stock                                   --       2,308,106
      Assumed conversion of zero coupon convertible notes              5,181,588       6,352,827
                                                                    -----------------------------
         Total fully diluted shares                                  121,373,974     129,708,888
                                                                    -----------------------------
Earnings Per Share
   Primary                                                                  $.79            $.95
   Fully diluted                                                             .76             .91
                                                                    -----------------------------




USF&G CORPORATION Exhibit 12 - Computation of Ratio of Consolidated Earnings
                               to Fixed Charges, Distributions on Capital
                               Securities and Preferred Stock Dividends
                               (Unaudited)

                                                                     Six Months Ended June 30
(dollars in millions)                                                       1997        1996
                                                                     ------------------------
Fixed charges
   Interest expense                                                         $ 17        $ 20
   Portion of rents representative of interest                                 5           7
                                                                           ------------------
      Total fixed charges                                                     22          27
   Distributions on capital securities                                         8          --
   Preferred stock dividend requirements (A)                                   3          10
                                                                           ------------------
Combined Fixed Charges, Distributions on Capital Securities
   and Preferred Stock Dividends                                            $ 33        $ 37
                                                                           ------------------

Consolidated Earnings Available
   Income from operations before income taxes and
      distributions on capital securities                                   $138        $124
   Adjustment:
      Fixed charges                                                           22          27
                                                                           ------------------
   Consolidated earnings available for fixed
      charges, distributions on capital securities
      and preferred stock dividends                                         $160        $151
                                                                           ------------------

Ratio of Consolidated Earnings to Fixed Charges                              7.2         5.5

Ratio of Consolidated Earnings to Combined Fixed
   Charges, Distributions on Capital Securities
   and Preferred Stock Dividends                                             4.9         4.1
                                                                           ------------------


(A) Preferred stock dividend requirements of $2 million and $10 million in 1997 and 1996, respectively, divided by 100% less the effective income tax rate of 29.2% in 1997 and 0% in 1996.



USF&G CORPORATION Exhibit 15 - Letter Regarding Unaudited Interim Financial
                               Information


     We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-65471 and
333-13685 on Form S-3 and Numbers 2-72026, 2-61626, 2-98232, 33-16111, 33-38113,
33-35095, 33-43132, 33-45664, 33-45665, 33-61965, 33-55667, 33-55669, 33-55671,
33-59535, 33-64839 and 333-04359 on Form S-8 of USF&G Corporation, of our report on the unaudited condensed consolidated interime financial statements of USF&G Corporation which is in this Quarterly Report (Form 10-Q) for the quarter ended June 30, 1997.

     Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.







                                   ERNST & YOUNG LLP


Baltimore, Maryland
August 8, 1997

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


Dated at Baltimore, Maryland
August 8, 1997