Form 10-Q
period 1997-09-30
USF&G CORP
filed 1997-11-14
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
September 30, 1997                                                        1-8233

                               USF&G CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)

                 6225 Centennial Way, Baltimore, Maryland 21209
              (Address of principal executive offices) (zip code)

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

The number of shares outstanding of the issuer's common stock as of November 7, 1997:

    Common Stock, Par Value $2.50; 112,662,009 shares outstanding.

USF&G CORPORATION Contents


PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements:
        Condensed Consolidated Statements of Financial Position                3
        Condensed Consolidated Statements of Operations                        4
        Condensed Consolidated Statements of Cash Flows                        6
        Notes to Condensed Consolidated Financial Statements                   7
        Report of Independent Auditors                                        11
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
        Exhibit 11 - Computation of Earnings per Share                        24
        Exhibit 12 - Computation of Ratio of Consolidated
          Earnings to Fixed Charges, Distributions on
          Capital Securities and Preferred Stock Dividends                    26
        Exhibit 15 - Letter Regarding Unaudited Interim
          Financial Information                                               27

SIGNATURE                                                                     28


USF&G CORPORATION Condensed Consolidated Statements of Financial Position
                  (Unaudited)

                                                                                  September 30,     December 31,
(in millions except per share data)                                               1997              1996
                                                                                ---------------------------------
Assets
   Investments:
      Fixed maturities:
         Available for sale, at market (cost, 1997, $8,245; 1996, $8,066)         $ 8,478           $ 8,164
      Common and preferred stocks, at market (cost, 1997, $54; 1996, $16)              50                16
      Short-term investments                                                          447               535
      Mortgage loans                                                                  582               406
      Real estate                                                                     404               554
      Other invested assets                                                           498               401
                                                                                ---------------------------------
          Total investments                                                        10,459            10,076
                                                                                ---------------------------------
   Cash                                                                                67                73
   Accounts, notes and other receivables                                              921               763
   Reinsurance receivables                                                          1,479             1,576
   Servicing carrier receivables                                                      684               661
   Deferred policy acquisition costs                                                  464               456
   Other assets                                                                       861               802
                                                                                ---------------------------------
          Total assets                                                            $14,935           $14,407
                                                                                ---------------------------------

Liabilities
      Unpaid losses, loss expenses and policy benefits                            $ 9,818           $ 9,584
      Unearned premiums                                                             1,173             1,113
      Corporate debt                                                                  500               477
      Real estate and other debt                                                        5                 5
      Other liabilities                                                             1,263             1,159
                                                                                ---------------------------------
          Total liabilities                                                        12,759            12,338
                                                                                ---------------------------------
USF&G-obligated mandatorily redeemable preferred capital
   securities of subsidiary trusts holding solely junior
   subordinated deferrable interest debentures of USF&G                               296               100
                                                                                ---------------------------------

Shareholders' Equity
   Preferred stock, par value $50.00 (12,000,000 shares authorized;
      shares issued, 1997, --; 1996, 3,999,910)                                        --                200
   Common stock, par value $2.50 (240,000,000 shares authorized;
      shares issued, 1997, 111,035,030; 1996, 114,240,489)                            278                286
   Paid-in capital                                                                  1,022              1,091
   Net unrealized gains on investments and foreign currency                           133                 62
   Retained earnings                                                                  447                330
                                                                                ---------------------------------
          Total shareholders' equity                                                1,880              1,969
                                                                                ---------------------------------
          Total liabilities, capital securities and shareholders' equity          $14,935            $14,407
                                                                                ---------------------------------
See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statements of Operations (Unaudited)


                                                                                  Three Months Ended September 30,
(in millions except per share data)                                               1997                       1996
                                                                               ----------------------------------
Revenues
   Premiums earned                                                                $656                       $687
   Net investment income                                                           169                        177
   Other                                                                             3                          3
                                                                               ----------------------------------
      Revenues before net realized gains                                           828                        867
   Net realized gains on investments                                                --                          4
                                                                               ----------------------------------
      Total revenues                                                               828                        871
                                                                               ----------------------------------
Expenses
   Losses, loss expenses and policy benefits                                       500                        561
   Underwriting, acquisition and operating expenses                                247                        265
   Interest expense                                                                  9                         10
                                                                               ----------------------------------
      Total expenses                                                               756                        836
                                                                               ----------------------------------

   Income from operations before income taxes and distributions
      on capital securities                                                         72                         35
   Provision for income taxes                                                       20                         --
   Distributions on USF&G-obligated mandatorily redeemable
      preferred capital securities of subsidiary trusts holding
      solely junior subordinated deferrable interest debentures
      of USF&G, net of tax                                                           4                         --
                                                                               ----------------------------------
      Net income                                                                  $ 48                       $ 35
                                                                               ----------------------------------

    Preferred stock dividend requirements                                           --                          5
                                                                               ----------------------------------
       Net income available to common stock                                       $ 48                       $ 30
                                                                               ----------------------------------

Primary Earnings Per Share                                                        $.41                       $.26
                                                                               ----------------------------------

Fully Diluted Earnings Per Share                                                   .40                        .26
                                                                               ----------------------------------

Weighted-average shares outstanding (000s):
      Primary                                                                  114,631                    117,451
      Fully diluted                                                            119,812                    117,451
                                                                               ----------------------------------
Dividends declared per common share                                               $.07                       $.05
                                                                               ----------------------------------
See Notes to Condensed Consolidated Financial Statements.



USF&G CORPORATION Condensed Consolidated Statements of Operations (Unaudited)



                                                                                  Nine Months Ended September 30,
(in millions except per share data)                                               1997                      1996
                                                                                ---------------------------------
Revenues
   Premiums earned                                                                $2,016                  $2,028
   Net investment income                                                             513                     537
   Other                                                                              12                      15
                                                                                ---------------------------------
      Revenues before net realized gains                                           2,541                   2,580
   Net realized gains on investments                                                   4                      16
                                                                                ---------------------------------
      Total revenues                                                               2,545                   2,596
                                                                                ---------------------------------
Expenses
   Losses, loss expenses and policy benefits                                       1,571                   1,640
   Underwriting, acquisition and operating expenses                                  738                     781
   Interest expense                                                                   26                      30
   Facilities exit costs/(sublease income)                                            --                     (14)
                                                                                ---------------------------------
      Total expenses                                                               2,335                   2,437
                                                                                ---------------------------------

   Income from operations before income taxes and distributions
      on capital securities                                                          210                     159
   Provision for income taxes                                                         61                      --
   Distributions on USF&G-obligated mandatorily redeemable
      preferred capital securities of subsidiary trusts holding
      solely junior subordinated deferrable interest debentures
      of USF&G, net of tax                                                             9                      --
                                                                                ---------------------------------
      Net income                                                                  $  140                  $  159
                                                                                ---------------------------------

   Preferred stock dividend requirements                                               2                      14
                                                                                ---------------------------------
      Net income available to common stock                                        $  138                  $  145
                                                                                ---------------------------------

Primary Earnings Per Share                                                        $ 1.20                  $ 1.21
                                                                                ---------------------------------

Fully Diluted Earnings Per Share                                                    1.16                    1.16
                                                                                ---------------------------------

Weighted-average shares outstanding (000s):
      Primary                                                                    115,185                 118,753
      Fully diluted                                                              120,631                 129,584
                                                                                ---------------------------------
Dividends declared per common share                                               $  .19                  $  .15
                                                                                ---------------------------------

See Notes to Condensed Consolidated Financial Statements.




USF&G CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                                    Nine Months Ended September 30,
(in millions)                                                                       1997                        1996
                                                                                  ----------------------------------
Operating Activities
   Direct premiums collected                                                      $1,606                     $ 1,641
   Net investment income collected                                                   501                         543
   Direct losses, loss expenses and policy benefits paid                          (1,201)                     (1,310)
   Net reinsurance activity                                                         (120)                         (7)
   Underwriting and operating expenses paid                                         (626)                       (557)
   Interest paid                                                                     (17)                        (23)
   Income taxes paid                                                                  (6)                         (5)
   Other items, net                                                                   (9)                        (16)
                                                                                  ----------------------------------
      Net cash provided by operating activities                                      128                         266
                                                                                  ----------------------------------
Investing Activities
   Net sales (purchases) and maturities of short-term investments                     91                         (81)
   Purchases of fixed maturities available for sale                               (1,583)                       (714)
   Sales of fixed maturities available for sale                                      883                         282
   Maturities/repayments of fixed maturities available for sale                      514                         556
   Purchases of other investments                                                   (337)                       (169)
   Sales, maturities and repayments of other investments                             279                         162
   Purchase of subsidiary                                                            (25)                         --
   Purchases of property and equipment                                               (66)                        (30)
   Sales of property and equipment                                                    --                           2
                                                                                  ----------------------------------
      Net cash (used in) provided by investing activities                           (244)                          8
                                                                                  ----------------------------------
Financing Activities
   Deposits for universal life and investment contracts                              381                         297
   Withdrawals of universal life and investment contracts                           (166)                       (491)
   Net borrowings of short-term debt                                                  15                         (18)
   Repayments of long-term borrowings                                                 --                         (40)
   Issuance of capital securities                                                    198                          --
   Issuances of common stock                                                          17                           7
   Repurchases of common stock                                                      (102)                        (57)
   Redemptions of preferred stock                                                   (200)                         --
   Cash dividends paid to shareholders                                               (25)                        (32)
   Distributions on capital securities                                                (8)                         --
                                                                                  ----------------------------------
      Net cash provided by (used in) financing activities                            110                        (334)
                                                                                  ----------------------------------
   Decrease in cash                                                                   (6)                        (60)
   Cash at beginning of period                                                        73                         119
                                                                                  ----------------------------------
      Cash at end of period                                                       $   67                     $    59
                                                                                  ----------------------------------
Noncash Transactions
   Coinsurance of broker SPDA block:
      Surrender activity                                                          $ (114)                    $    --
      Transfer of investments and other assets in exchange
         for reinsurance receivables                                                  --                         963
                                                                                  ----------------------------------
See Notes to Condensed Consolidated Financial Statements.


USF&G CORPORATION Notes to Condensed Consolidated Financial Statements
                  (Unaudited)

NOTE 1 BASIS OF ACCOUNTING
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). These statements include the accounts of USF&G Corporation and its subsidiaries (collectively, "USF&G" or the "Corporation"). Certain 1996 amounts have been reclassified to conform to the 1997 presentation. The interim financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in USF&G's 1996 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain the necessary adjustments, all of which are of a normal recurring nature for interim period reporting purposes, for a fair presentation of results for the interim periods. The results of operations and cash flows for interim periods presented are not necessarily indicative of results for the full year.

NOTE 2 REVIEW OF INDEPENDENT AUDITORS
USF&G's independent auditors, Ernst & Young LLP, have performed a review of the condensed consolidated financial statements in this Form 10-Q as to the three- and nine-month periods ended September 30, 1997 and 1996. Their limited review in accordance with standards established by the American Institute of Certified Public Accountants did not constitute an audit. Accordingly, they do not express an opinion on this information.

NOTE 3 EARNINGS PER SHARE ("EPS")
Primary EPS are based on income, after deduction of preferred stock dividends, and the weighted-average number of common shares and common stock equivalents outstanding during the periods. Fully diluted EPS assume the conversion of all securities whose contingent issuance would have a dilutive effect on earnings. Refer to the computation in Exhibit 11.

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS
4.1. Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which simplifies the standards for computing EPS. SFAS No. 128 replaces primary EPS with basic EPS, which excludes common stock equivalents, and requires disclosure of diluted EPS on the face of the income statement for all entities, such as USF&G, with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; however, earlier application is not permitted. The calculation of EPS in accordance with SFAS No. 128 would not have had, and in the future is not expected to have, a material effect on USF&G's EPS computations or related disclosures.

4.2. Reporting Comprehensive Income
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Once adopted, USF&G anticipates that the major impact of SFAS No. 130 will be the required reporting of unrealized gains or losses on available for sale securities in comprehensive income.

4.3. Disclosures about Segments of an Enterprise and Related Information
In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that selected information about operating segments be included in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The definition of operating segments in this standard is based on the way that management organizes and manages the segments within an enterprise. The Statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 may require USF&G to revise and expand its business segment disclosures.

NOTE 5 RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
For purposes of computing the ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends, earnings consist of income before considering income taxes and fixed charges. Capital securities are defined as USF&G-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of USF&G. Fixed charges consist of interest and that portion of rentals that is deemed to be an appropriate interest factor. Refer to the computation in Exhibit 12.

NOTE 6 SUPPLEMENTAL CASH FLOW INFORMATION
The Condensed Consolidated Statements of Cash Flows are presented using the "direct method," which reports major classes of cash receipts and cash payments. A reconciliation of net income to net cash provided by operating activities is as follows:

                                                 Nine Months Ended September 30,
(in millions)                                         1997              1996
                                                 -------------------------------
Net income                                           $ 140             $ 159
Adjustments to reconcile net income to
net cash provided by operating activities:
  Realized gains on investments                         (4)              (16)
  Depreciation expense                                  30                20
  Facilities exit costs/(sublease income)               --               (14)
  Increase/(decrease) in accrued income taxes           55                (5)
  Distributions on capital securities                    9                --
  Change in insurance liabilities                      177               149
  Change in deferred policy acquisition costs          (27)               40
  Change in receivables                               (178)             (152)
  Change in other liabilities                           15               118
  Change in other assets                               (86)              (50)
  Other items, net                                      (3)               17
                                                 -------------------------------
Net cash provided by operating activities             $128             $ 266
                                                 -------------------------------

NOTE 7 UNREALIZED GAINS(LOSSES) ON INVESTMENTS
At September 30, 1997, gross unrealized gains and gross unrealized losses pertaining to investments in common and preferred stocks totaled $1 million and $5 million, respectively. In addition, gross unrealized gains and gross unrealized losses on limited partnerships, foreign currency and other investments totaled $16 million and $3 million, respectively. At September 30, 1997, there were gross unrealized gains of $246 million and gross unrealized losses of $13 million pertaining to fixed maturities available for sale. There were also $37 million of gross unrealized losses relating to a deferred policy acquisition costs ("DPAC") adjustment. This DPAC adjustment was made to reflect assumptions about the effect of potential asset sales of fixed maturities available for sale on future DPAC amortization. Unrealized gains and losses on fixed maturities are offset by related changes in the DPAC. The changes in DPAC represent amounts by which deferred acquisition costs on annuity products would be adjusted if the unrealized gains on related invested assets were to be realized. Costs to acquire and issue annuities and life insurance policies are generally deferred and amortized in future periods in relationship to expected gross profits. Gains or losses in the related invested assets affect the timing of the recognition of profit on certain annuity products; therefore, increasing or decreasing the corresponding amortization period of the DPAC. The change in net unrealized gains (losses) on investments and foreign currency amounted to a gain of $71 million during the nine months ended September 30, 1997, compared with a loss of $283 million during the nine months ended September 30, 1996.

NOTE 8 PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS
Proceeds from sales of fixed maturities available for sale during the nine months ended September 30, 1997, were $883 million compared with $282 million for the same period of 1996. The 1996 proceeds exclude the F&G Life transfer of fixed maturities under a coinsurance transaction (refer to Section 3.2 of Management's Discussion and Analysis of Financial Condition and Results of Operations). Realized gross gains and realized gross losses were $14 million and $24 million, respectively, in the nine months ended September 30, 1997, compared with $5 million and $7 million, respectively, for the same periods of 1996.

NOTE 9 CAPITAL SECURITIES OF SUBSIDIARY TRUST
On July 8, 1997, USF&G Capital III ("Capital III"), a business trust wholly owned by USF&G, issued $100 million(100,000 shares) of 8.312% Capital Securities, Series C ("Series C Securities"). Payments on the Series C Securities are guaranteed by USF&G on a subordinated basis, but only to the extent Capital III has funds available to make such payments. This guarantee, considered together with the terms of debentures issued by USF&G (described below) and an agreement for USF&G to pay other expenses and liabilities of Capital III, constitutes a full and unconditional subordinated guarantee by USF&G of Capital III's obligations under the Series C Securities.

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

NOTE 10 INCOME TAXES
As of December 31, 1996, USF&G had fully recognized all of its deferred tax assets. As a result, effective January 1997, the Corporation recognizes income tax expense in its consolidated statements of operations. The financial statement recognition of tax expense is not necessarily an appropriate indicator of tax to be paid, however, as the Corporation still has income tax net operating loss carryforwards available for both regular and alternative minimum tax purposes.

USF&G's effective tax rate for the quarter and nine months ended September 30, 1997 was less than the statutory federal income tax rate due to permanent book/tax differences which resulted primarily from investment income generated by tax-exempt fixed maturity investments.

NOTE 11 BUSINESS COMBINATION
On August 8, 1997, USF&G announced that it had entered into a definitive agreement to acquire Titan Holdings, Inc. ("Titan"). Titan, which is headquartered in San Antonio, Texas, primarily operates two specialty property/casualty operations: Titan Auto, which writes nonstandard automobile insurance; and Titan Public Entity, which insures small -to- medium municipalities. Titan reported total assets of $405 million at June 30, 1997, and written premium of $199 million for the twelve-month period ended June 30, 1997. Titan Auto and Titan Public Entity accounted for 65 percent and 35 percent of total revenues, respectively, for the twelve-month period ended June 30, 1997.

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

The Corporation expects to finance the cash portion of the consideration payable to Titan shareholders from internal resources or existing credit facilities. The transaction is expected to close in December of 1997.

NOTE 12 LEGAL CONTINGENCIES
USF&G's insurance subsidiaries are routinely engaged in litigation in the normal course of their businesses, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party and coverage claims. Additional information regarding contingencies that may arise from insurance regulatory matters and regulatory litigation matters may be found in Section 8, "Legal Contingencies and Regulation", of Management's Discussion and Analysis of Financial Condition and Results of Operations in USF&G's 1996 Annual Report to Shareholders.

In the opinion of management, such contingencies and the contingencies described below are not expected to have a material adverse effect on USF&G's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome. In each of the cases disclosed, USF&G believes it has meritorious defenses; however, determination of the outcome cannot be made.

12.1. Workers' compensation litigation
A series of class actions have been filed against the National Council on Compensation Insurance ("NCCI"), the insurance companies which served as servicing carriers in various states, and the National Workers' Compensation Reinsurance Pool ("NWCRP"). The complaints generally allege that the defendants conspired to fix servicing carrier fees at unreasonably high and noncompetitive levels thereby allegedly causing inflated deficits in the voluntary market, excessive expansion of the residual market and excessive contraction of the voluntary market. The plaintiffs generally seek unspecified compensatory and punitive damages and in some cases civil penalties, treble damages under state antitrust laws, and temporary and permanent injunctive relief. Plaintiffs' counsel in these cases have, from time to time, indicated that similar cases may be filed in other states. USF&G believes that it has meritorious defenses to each of the class actions and has determined to defend the actions vigorously. Each of the currently pending cases is described below.

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

South Carolina: On August 22, 1994, the Attorney General of the State of South Carolina filed a suit captioned State of South Carolina, County of Greenville, et al., v. National Council on Compensation Insurance, et al., in the County of Greenville, South Carolina against the NCCI, the NWCRP, USF&G and seven other insurance companies which served as servicing carriers for the South Carolina involuntary workers' compensation market. The Attorney General alleges that the conspiracy occurred for an unspecified period of time prior to January 1994. Discovery is underway in the case and trial is currently scheduled in the fourth quarter of 1998.

Kansas: On October 7, 1996, a Kansas employer filed a class action captioned Amundson & Associates Art Studies, Ltd., et al., v. National Council on Compensation Insurance, et al., in the District Court of Wyandotte County, Kansas against the NCCI and the insurance companies which acted as servicing carriers for the Kansas involuntary workers' compensation market. The defendants removed the case to the United States District Court for the District of Kansas, but on September 17, 1997, the federal District Court granted plaintiff's motion to remand the case to the state court. No discovery has yet occurred.

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

Missouri: On February 20, 1997, six Missouri employers filed a class action captioned Atlas Reserve Temporaries, Inc., et al.v. Vanliner Insurance Co., et al., in the Circuit Court of Cole County, Missouri against the NCCI, USF&G and other insurance companies which acted as servicing carriers for the Missouri involuntary workers' compensation market. On August 26, 1997, the trial court denied the defendants' motion to dismiss the case, and the defendants have appealed. No discovery has yet occurred.

12.2. Regulation
USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the jurisdictions where they do business. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures or state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. It is not possible to predict the future impact of increasing regulation on USF&G's operations.

USF&G CORPORATION Report of Independent Auditors


Board of Directors
USF&G Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of USF&G Corporation as of September 30, 1997 and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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


Baltimore, Maryland
November 11, 1997

USF&G CORPORATION Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


This section provides an assessment of financial results and material changes in financial position for USF&G Corporation and its subsidiaries (collectively, "USF&G" or the "Corporation") and explains the results of operations for the quarter and nine months ended September 30, 1997. The analysis focuses on the performance of USF&G's strategic businesses and its investment portfolio. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders and should be read in conjunction therewith. The results of operations for the quarter and nine months ended September 30, 1997 are compared with those for the same periods of 1996 unless otherwise noted. Financial position at September 30, 1997 is compared with December 31, 1996.

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

Index
1. Consolidated Results            12
2. Strategic Overview              13
3. Results of Operations           13
4. Reserves and Surplus            17
5. Investments                     18
6. Financial Condition             20
7. Liquidity                       21
8. Glossary of Terms               21

1. CONSOLIDATED RESULTS
The table below shows the major components of net income.

                                           Three Months Ended  Nine Months Ended
                                               September 30,     September 30,
(in millions)                                  1997    1996      1997     1996
                                           -------------------------------------
Property/casualty insurance                    $ 81    $ 36     $ 237    $ 147
Life insurance                                   17      13        46       36
Parent and noninsurance                         (26)    (18)      (77)     (54)
                                           -------------------------------------
Operating income*                                72      31       206      129
Net realized gains on investments                --       4         4       16
Facilities exit (costs)/sublease income          --      --        --       14
Provision for income taxes                      (20)     --       (61)      --
Distributions on capital securities,
  net of tax                                     (4)     --        (9)      --
                                           -------------------------------------
Net income                                     $ 48    $ 35      $ 140   $ 159
                                           -------------------------------------

*See Glossary of Terms

Operating income is defined as net income, excluding realized gains and losses on investments, branch reorganization severance, facilities exit (costs)/sublease income, income taxes and distributions on capital securities of subsidiary trusts. Operating income is presented in a manner which is not intended to conform with generally accepted accounting principles ("GAAP"). Management believes this presentation provides a meaningful understanding of the core drivers of an insurance company's operations. Operating income combines premiums earned, net investment income and other income and offsets these amounts by losses, loss expenses and policy benefits, underwriting, acquisition and operating expenses and interest expense. However, net realized gains on investments, branch reorganization severance, facilities exit (costs)/sublease income, income taxes and distributions on capital securities are significant components of net income and should be considered in assessing USF&G's overall financial performance. This operating income caption may not be comparable to other similarly titled measures of the Corporation and should not be construed as an alternative to income from continuing operations or cash flows from operating, investing or financing activities as determined in accordance with GAAP.

Property/casualty segment income for the third quarter and nine months ended September 30, 1997 increased $45 million and $90 million, respectively, when compared with the same periods of 1996. The increase is related primarily to improved underwriting results, including decreased catastrophe losses, incurred during the period, as well as changes in the allocation of corporate nonunderwriting expenses. Life insurance segment results increased $4 million and $10 million, respectively, for the third quarter and nine months ended September 30, 1997 due to the combined effects of increased annuity sales and improved investment spreads on annuity and universal life products. The loss from parent and noninsurance operations increased during the third quarter and first nine months of 1997 when compared with the same periods of 1996 due primarily to changes in the allocation of corporate nonunderwriting expenses, which had no effect on consolidated net income (refer to Section 3.1 of this Analysis).

As of December 31, 1996, USF&G had fully recognized all of its deferred tax assets. As a result, effective January 1997, the Corporation recognizes income tax expense in its consolidated statements of operations. The financial statement recognition of tax expense is not necessarily an appropriate indicator of tax to be paid, however, as the Corporation still has income tax net operating loss carryforwards available for both regular and alternative minimum tax purposes.

USF&G's effective tax rate for the quarter and nine months ended September 30, 1997 was less than the statutory federal income tax rate due to permanent book/tax differences which resulted primarily from investment income generated by tax-exempt fixed maturity investments.

During the first nine months of 1996, a $12 million reduction of the facilities exit costs reserve was included in net income related primarily to reduced property tax assessments on the Corporation's former home office. Additionally, USF&G recognized $2 million of sublease income related to the former home office.

In December 1996 and January 1997, two business trusts wholly owned by USF&G issued a total of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities. Accruals for distributions on these securities, net of tax, totaled $8 million in the first nine months of 1997. Proceeds from the issuance of the preferred capital securities were used to redeem the $4.10 Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), resulting in annual after-tax savings of over $5 million compared with the dividends on the Series A Preferred Stock.

In July 1997, USF&G Capital III, a business trust wholly owned by USF&G, issued a total of $100 million of USF&G-obligated mandatorily redeemable preferred capital securities. Accruals for distributions on these securities, net of tax, totaled $1 million for both the third quarter and first nine months of 1997, respectively. Proceeds from this third issuance of preferred capital securities were used to repay $60 million that was outstanding at the end of June 1997 against a standby credit facility.

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

3. RESULTS OF OPERATIONS

3.1. Property/casualty insurance
Property/casualty insurance operations, which consist of CIG, FBIG, and the Specialty Businesses, accounted for 90 percentof USF&G's revenues before net realized gains in the first nine months of 1997 compared with 87 percent in the same period of 1996, and 70 percent of its assets at September 30, 1997 and December 31, 1996. Financial results for this segment were as follows:

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
(in millions)                                 1997    1996        1997    1996
                                           -------------------------------------
Net premiums written*                        $ 644    $687      $1,928  $2,022
Premiums earned*                               631     651       1,938   1,919
Net underwriting loss                          (22)    (58)        (78)   (134)
Operating income*                               81      36         237     147
                                           -------------------------------------
*See Glossary of Terms

A significant measurement of a property/casualty company's underwriting performance is its combined ratio, which is the sum of its loss ratio and expense ratio. Consolidated property/casualty ratios, calculated based on GAAP, were as follows:

                                          Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                               1997    1996        1997    1996
                                          --------------------------------------
GAAP combined ratio                           103.4%  108.9%      104.0%  107.0%
                                          --------------------------------------

Premiums earned decreased $19 million in the third quarter of 1997, when compared with the same period of 1996, primarily due to intensely competitive domestic market conditions. USF&G's response to the competitive market is to attempt to maintain disciplined pricing and underwriting standards, which has resulted in declining premium trends particularly in standard commercial lines of business. Management anticipates that competitive market conditions will prevail for the foreseeable future. Operating income increased $45 million in the third quarter of 1997 and $90 million in the first nine months of 1997 when compared with the same periods of 1996, due primarily to improved underwriting results and a decrease in other (nonunderwriting) expenses. The underwriting improvement is primarily attributable to reduced occurrences in 1997 of catastrophe losses and other severe weather related losses. Gross catastrophe losses totaled $5 million and $24 million in the third quarter and first nine months of 1997, respectively, compared with $47 million and $102 million in the same periods of 1996, respectively. These losses, net of ceded reinsurance, were $5 million and $23 million in the third quarter and first nine months of 1997, respectively, compared with $45 million and $100 million in the same periods of 1996, respectively. The high level of catastrophe losses incurred in the first nine months of 1996 was the result of severe winter storms and floods incurred during the first quarter and Hurricane Fran in the third quarter.

In 1997, the Corporation re-evaluated its methodology for allocating nonunderwriting expenses originating from the corporate holding company to the business segments. Prior to 1997, corporate nonunderwriting expenses were allocated based primarily on written premiums, whereas in the current year, corporate nonunderwriting expenses are no longer allocated to the business segments as it was determined that there is insufficient correlation between these expenses and the related business segment revenues generated. Management believes the latter approach provides a more meaningful understanding of each business segment's performance. This change in approach to corporate allocations decreased the property/casualty segment's nonunderwriting expenses by $11 million and $33 million for the quarter and nine months ended September 30, 1997, respectively, but had no affect on consolidated net income.

CIG
The following table shows underwriting results for CIG.

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
(in millions)                                 1997    1996        1997    1996
                                          --------------------------------------
Gross voluntary premiums written              $251    $267        $795    $803
Net premiums written                           232     248         731     754
Underwriting loss                              (27)    (36)        (72)    (48)
GAAP Underwriting Ratios:
  Loss ratio                                  77.4%   80.7%       77.5%   73.9%
  Expense ratio                               34.2    33.8        32.8    32.7
  Combined ratio                             111.6   114.5       110.3   106.6
                                          --------------------------------------

Gross voluntary premiums written in excess & surplus lines and specialty segments combined, represented 37 percent of CIG's gross premiums in the first nine months of 1997 and grew 26 percent in the first nine months of 1997 when compared with the same period of 1996. These increases were largely offset by declines in the standard middle market segments, primarily due to competitive market conditions and USF& G's decision to de-emphasize the trucking line of business.

In the first quarter of 1996, CIG recorded a $30 million reduction in workers' compensation reserves as a result of the recognition of the effect on reserve estimation models of the significant use of structured settlement annuities to close medical claims. Excluding this one-time reserve adjustment, overall underwriting results for the first nine months of 1997 were generally consistent with 1996. Underwriting results for the third quarter of 1997 were consistent with the corresponding period of the prior year excluding catastrophes. A trend of deteriorating underwriting losses in the specialty trucking line contributed to the increase in the loss ratio for the nine months ended September 30, 1997, in comparison with the corresponding period of 1996. During the quarter ended September 30, 1997, management decided to discontinue its discrete underwriting emphasis of the trucking line which is expected to result in significantly reduced premiums written for this line, but improved underwriting results. The trucking line had approximately $71 million of gross premiums written and approximately $25 million of underwriting losses through the first nine months of 1997.

FBIG
The following table shows underwriting results for FBIG.

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
(in millions)                                 1997    1996        1997    1996
                                          -------------------------------------
Gross voluntary premiums written             $ 243   $ 264       $ 738   $ 766
Net premiums written                           233     259         655     751
Underwriting loss                              (12)    (51)        (53)   (142)
GAAP Underwriting Ratios:
  Loss ratio                                  75.3%   84.4%       75.9%   82.8%
  Expense ratio                               29.8    35.9        31.6    36.4
  Combined ratio                             105.1   120.3       107.5   119.2
                                          --------------------------------------

FBIG gross voluntary premiums written decreased $21 million and $28 million in the third quarter and first nine months of 1997, respectively, when compared with the same periods of 1996. The decrease was primarily due to intense competition in the personal lines and small commercial markets, as well as management's actions to lower the commission rates on most personal lines and some small commercial business, effective April 1, 1997. The decreases in net premiums written in the third quarter and first nine months of 1997 were primarily the result of a new personal lines quota share reinsurance treaty (refer to Section 4.2 of this Analysis), as well as the decreases in gross voluntary premiums written described above.

The loss ratio improved 9.1 points and 6.9 points in the third quarter and first nine months of 1997, respectively, when compared with the same periods of 1996, due primarily to the high level of catastrophe losses associated with Hurricane Fran which were incurred in the third quarter of 1996, in addition to severe winter storms and floods in the first quarter of 1996.

The expense ratio improved 6.1 points and 4.8 points in the third quarter and first nine months of 1997, respectively, when compared with the same periods of 1996. The expense ratio improvement was primarily the result of lower commission rates and continued expense management, and is expected to continue throughout 1997 as FBIG realizes the operating efficiencies resulting from the centralized underwriting and policy processing in the Centers for Agency Services.

Specialty Businesses
USF&G's Specialty Businesses consist of Discover Re Managers, Inc. ("Discover Re"), which provides insurance, reinsurance and related services to the alternative risk transfer market, F&G Re, Inc. ("F&G Re"), which manages USF&G's assumed reinsurance business, and the Surety Group.

Discover Re
The following table shows underwriting results for Discover Re.

                                          Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
(in millions)                                1997    1996         1997    1996
                                          --------------------------------------
Gross program premiums*                       $49     $32         $127    $100
Net premiums written                           16       8           33      17
Service fees                                    4       3           12       9
Underwriting gain                               1       1            3       2
GAAP Underwriting Ratios:
  Loss ratio                                 77.9%   78.6%        74.1%   78.5%
  Expense ratio                               4.5     8.0          9.4    11.5
  Combined ratio                             82.4    86.6         83.5    90.0
                                          --------------------------------------
*See Glossary of Terms

Growth in Discover Re's captive business was the primary driver of increases in gross program premiums in the quarter and first nine months of 1997, when compared with the same periods of the previous year. Management is increasing its focus on captive business which, despite typically resulting in less retained premium, is expected to generate significant fee income compared with traditional alternative risk transfer products. For the nine months ended September 30, 1997, captive business represented 46 percent of Discover Re's gross program premiums, compared with 36 percent in the corresponding period of 1996.

F&G Re
The following table shows underwriting results for reinsurance assumed through F&G Re.

                                          Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
(in millions)                                  1997    1996       1997    1996
                                          --------------------------------------
Net Premiums Written:
  Traditional risk                             $ 71    $ 87       $210    $240
  Finite risk                                    42      40        139     136
                                          --------------------------------------
 Total premiums written                        $113    $127       $349    $376
                                          --------------------------------------
Underwriting gain                              $  9    $ 13       $ 23    $ 41
                                          --------------------------------------
GAAP Underwriting Ratios:
  Loss ratio                                   58.6%   75.7%      67.1%   64.8%
  Expense ratio                                33.0    12.8       26.6    23.0
  Combined ratio                               91.6    88.5       93.7    87.8
                                          --------------------------------------

F&G Re's net premiums written decreased $14 million and $27 million in the third quarter and first nine months of 1997, respectively, when compared with the same periods of 1996 as a result of competitive pricing pressures in the assumed reinsurance market. Management's adherence to its underwriting discipline has resulted in the sacrifice of some premium volume in favor of maintaining a profitable book of business. These pricing and premium issues, as well as loss experience, led to declines in underwriting profitability in the quarter and first nine months of 1997, when compared with the same periods of 1996. This intense pricing competition is expected to continue throughout 1997. The increase in the expense ratio for the quarter and nine months ended September 30, 1997, when compared with the same periods of 1996, is primarily the result of a higher percentage of proportional reinsurance business, which carries higher commission rates than excess of loss reinsurance business. Additionally, the third quarter 1996 loss ratio and expense ratio were impacted by the novation of a reinsurance contract which resulted in an unusual fluctuation between losses and expenses in that period.

Surety
The following table shows underwriting results for the Surety Group.

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
(in millions)                                 1997    1996        1997    1996
                                          --------------------------------------
Gross voluntary premiums written               $60     $47        $185    $134
Net premiums written                            50      45         160     124
Underwriting gain                                7      15          21      13
GAAP Underwriting Ratios:
  Loss ratio                                  33.3%   14.0%       34.2%   36.9%
  Expense ratio                               51.3    47.2        50.6    50.9
  Combined ratio                              84.6    61.2        84.8    87.8
                                           -------------------------------------

Surety's gross premiums written increased 26 percent and 37 percent in the third quarter and first nine months of 1997, respectively, when compared with the same periods of 1996, due primarily to growth in international surety business. International surety business consists primarily of Afianzadora Insurgentes, S.A. de C.V. ("Afianzadora"), which USF&G acquired in December 1996. Afianzadora represented 20 percent and 22 percent of total Surety gross premiums written in the third quarter and first nine months of 1997, respectively.

Surety's underwriting results improved $8 million in the first nine months of 1997, when compared with the same period of the previous year, largely due to the absence, in the 1997 period, of large contract surety losses which were incurred during the first half of 1996.

Surety's underwriting gain for the third quarter of 1997 was in line with the results in the first half of 1997, but deteriorated when compared with the third quarter of 1996 due primarily to the abnormally low level of losses incurred in the third quarter of 1996.

3.2. Life insurance
Life insurance operations (F&G Life) represented 10 percent of USF&G's revenues before net realized gains for the first nine months of 1997 compared with 12 percent for the same period of 1996. F&G Life also represented 30 percent of the assets at September 30, 1997 compared with 29 percent at December 31, 1996.

Financial highlights for F&G Life were as follows:

                                          Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
(in millions)                                  1997    1996       1997    1996
                                          --------------------------------------
Sales                                          $109    $123       $344    $288
Premiums earned                                  25      36         78     109
Net investment income                            64      63        185     100
Operating income*                                17      13         46      36
                                          --------------------------------------
*See Glossary of Terms

F&G Life's premiums earned declined in the third quarter and first nine months of 1997 when compared with the same periods of 1996 primarily due to a reduction in sales of life contingent structured settlement annuities. Only structured settlement annuities with life contingencies are recognized as premiums earned under GAAP. Non-life contingent contracts are recorded directly in the balance sheet on a deposit accounting basis, pursuant to SFAS No. 97. Structured settlement annuities are sold primarily to the property/casualty segment to settle insurance claims. The decline in sales of these annuities for the first nine months of 1997 resulted from a higher-than-average level of structured settlement annuities which the property/casualty segment purchased in prior years as part of its efforts to settle older property/casualty claims. Net investment income for the first nine months of 1997 when compared with the same period of 1996 declined due to a lower asset base created by the transfer of approximately $918 million of F&G Life's fixed maturities to an unaffiliated life insurance company as part of a coinsurance transaction (refer to the "Policy surrenders" discussion below). Despite the decrease in premiums earned and net investment income, operating income for the quarter and nine months ended September 30, 1997 increased when compared with the same periods of 1996, primarily due to improved spread management on annuity and universal life products.

Sales
The following table shows life insurance and annuity sales (premiums and deposits) by distribution system and product type.

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
(in millions)                                 1997    1996       1997    1996
                                          --------------------------------------
Distribution System:
  Brokerage                                   $ 64    $ 84       $217    $157
  National wholesaler                           22      17         69      56
  Direct structured settlements                 22      21         50      63
  Other                                          1       1          8      12
                                          --------------------------------------
Total                                         $109    $123       $344    $288
                                          --------------------------------------
Product Type:
  Single premium deferred annuities           $ 57    $ 77       $201    $139
  Tax sheltered annuities                       20      17         64      55
  Structured settlement annuities               22      21         50      63
  Other annuities                                5       6         16      21
  Life insurance                                 5       2         13      10
                                          --------------------------------------
Total                                         $109    $123       $344    $288
                                          --------------------------------------

F&G Life's sales declined 12 percent in the third quarter of 1997 when compared with the same period of 1996 due to a decrease in single premium deferred annuities ("SPDAs") which were sold through the brokerage channel. The competitive interest rate environment in the last half of 1996 was favorable and helped boost SPDA sales for the third quarter of 1996. Sales increased 19 percent in the first nine months of 1997 when compared with the same period of 1996. The growth in sales of SPDAs and tax sheltered annuities during the first nine months of 1997 was primarily due to management's continued concentration on the expansion of its new and existing products and distribution channels. Despite this marketing emphasis, demand for its products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, annuity or insurance products, as well as its credit ratings. Total life insurance in force was $10.6 billion at September 30, 1997, compared with $10.7 billion at December 31, 1996.

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

In August 1996, F&G Life entered into a coinsurance contract with an unaffiliated life insurance company whereby F&G Life ceded all of its remaining block of SPDAs that were originally sold through stock brokerage firms (the "broker SPDA block"). At the time of transaction, the broker SPDA block had a current account value of approximately $964 million. The transaction removed from F&G Life's direct obligations an underperforming block of business that had significant exposure to changes in current interest rates and was subject to a high surrender rate. As of September 30, 1997, surrender activity under the coinsurance contract had reduced the broker SPDA block and the related reinsurance receivable to $659 million.

Policy surrenders totaled $44 million and $125 million for the quarter and nine months ended September 30, 1997, respectively, compared with $76 million and $441 million for the same periods of 1996. Surrender activity has decreased significantly due primarily to the coinsurance of the broker SPDA block. This reduced level of surrenders is expected to continue throughout 1997.

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

Reserves for losses that have been reported and certain legal expenses are established on the "case basis". Bulk reserves are established, in addition to the case reserves, to reflect incurred but not reported losses and also provide for future development of case basis loss reserves. Total case and bulk reserves for these mass torts, net of ceded reinsurance, comprised approximately ten percent of total net property/casualty reserves for unpaid losses and loss expenses at September 30, 1997 and December 31, 1996, respectively.

The following table sets forth selected information for each of the major categories of mass torts, net of ceded reinsurance.

                                           Construction
(in millions)                                    Defect Environmental  Asbestos
                                           -------------------------------------
Net reserves at December 31, 1996                  $ 40          $308      $135
Losses incurred                                      12            18        (4)
Claims paid                                         (11)          (18)       (3)
                                           -------------------------------------
Net reserves at September 30, 1997                 $ 41          $308      $128
                                           -------------------------------------

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

4.2. Reinsurance
In the second quarter of 1997, United States Fidelity and Guaranty Company ("USF&G Company"), the principal property/casualty insurance subsidiary, realigned its catastrophe reinsurance to reflect USF&G Company's strategic initiatives in FBIG and CIG. USF&G Company secured a 60 percent quota share treaty for its personal lines residential property business (homeowners and dwelling/fire policies) which allows USF&G Company to limit its exposure to historically volatile underwriting losses in these lines. To further protect against catastrophe losses on the remainder of the FBIG residential property business, USF&G Company obtained an aggregate excess of loss treaty providing $15 million of coverage in excess of a $20 million annual aggregate deductible.

Effective July 1, 1997, USF&G Company expanded its property catastrophe reinsurance coverage by reducing its retention from $75 million to $50 million and increasing its reinsurance coverage limit from $175 million to $250 million, providing USF&G Company protection against catastrophe losses in lines not covered by personal lines quota share treaty.

The property catastrophe treaty provides the following coverage layers:

(in millions)
      Losses and LAE Incurred                   Reinsurance
   Above           To and Including               Coverage
--------------------------------------------------------------
   $ 50                  $ 75                         50%
     75                   250                         90
    250                   300                         50
--------------------------------------------------------------

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

During 1996, F&G Life, with the Commissioner's consent, paid extraordinary dividends to USF&G Corporation. Because any dividends paid during the immediately preceding twelve-month period are considered when determining whether future dividends constitute extraordinary dividends, any dividends which F&G Life would propose to pay in 1997, would be deemed extraordinary dividends and subject to the thirty-day notice period. The application of the thirty-day notice requirement is not expected to materially affect the liquidity of USF&G Corporation.

Through November 11, 1997, USF&G Company paid dividends totaling $136 million to USF&G Corporation. Any further dividends in 1997 are subject to the application of the thirty-day notice requirement.

5. INVESTMENTS
USF&G's investment mix continues to reflect a concentration in high-quality, fixed-income securities. Long-term fixed maturities comprised 81 percent of total investments at September 30, 1997 and December 31, 1996. Total investments have increased primarily due to an increase in the fixed maturity portfolio, including an increase in unrealized gains on the portfolio. The following table shows the distribution of USF&G's investment portfolio.

                                                    September 30,  December 31,
(in millions)                                                1997          1996
                                                    ----------------------------
Total investments                                         $10,459       $10,076
                                                    ----------------------------
Fixed maturities                                               81%           81%
Common and preferred stocks                                     1            --
Short-term investments                                          4             5
Mortgage loans and real estate                                  9            10
Other invested assets                                           5             4
                                                    ----------------------------
 Total                                                        100%          100%
                                                    ----------------------------

5.1. NET INVESTMENT INCOME
The following table shows the components of net investment income.

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
(in millions)                                 1997    1996       1997    1996
                                          --------------------------------------
Net investment income from:
  Taxable fixed maturities                   $ 138   $ 153      $ 415   $ 481
  Tax-exempt fixed maturities                   12       1         29       2
  Common and preferred stocks                   --      --         --       2
  Short-term investments                         7       7         23      15
  Mortgage loans and real estate                15      15         49      35
  Other investment income, net of
    interest expense on funds held               1       5          8      14
                                          --------------------------------------
    Total investment income                    173     181        524     549
                                          --------------------------------------
Investment expenses                             (4)     (4)       (11)    (12)
                                          --------------------------------------
  Net investment income                      $ 169   $ 177      $ 513   $ 537
                                          --------------------------------------
Average annualized yields:
  Total investments                            6.8%    7.0%       7.0%    6.9%
  Fixed maturities                             7.3     7.3        7.3     7.3
                                          --------------------------------------

Net investment income for the nine months ended September 30, 1997, decreased $24 million, or four percent, when compared with the same period of 1996. Income from fixed maturities declined $39 million in the first nine months of 1997 primarily as a result of the decline in F&G Life's fixed maturities portfolio due to the transfer of fixed maturities to an unaffiliated life insurance company under the terms of a coinsurance contract (refer to Section 3.2 of this Analysis), as well as to the higher proportion of investments in tax-exempt fixed maturities which result in lower pre-tax returns. The increase in interest income from short-term investments year-to-date is a result of varying short-term interest rates, changes in asset balances, and the inclusion of $2 million and $7 million for the third quarter and first nine months of 1997, respectively, related to Afianzadora, which USF&G acquired in December 1996. Investment income on mortgage loans and real estate for 1997 reflects the strategy of reducing equity real estate holdings and reinvesting into commercial mortgage loans collateralized by income-producing real estate. Other investment income includes $4 million and $5 million in the third quarter of 1997 and 1996, respectively, and $13 million and $14 million for the nine months ended September 30, 1997 and 1996, respectively, of income related to USF&G's share of earnings from an equity interest in RenaissanceRe Holdings, Ltd. ("RenaissanceRe"), a property reinsurance company in Bermuda. Future income from the investment in RenaissanceRe is subject to volatility and exposure to catastrophe losses and other risks inherent in the property/casualty reinsurance industry. Also netted against other investment income is interest credited to funds held on assumed reinsurance contracts of $6 million and $4 million for the third quarter of 1997 and 1996, respectively, and $16 million and $15 million for the nine months ended September 30, 1997 and 1996, respectively.

5.2. Net realized gains on investments
The components of net realized gains include the following:

                                          Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
(in millions)                                  1997    1996       1997    1996
                                          --------------------------------------
Net Gains (Losses) on Sales:
  Fixed maturities                              $ 2    $ (1)       $(8)   $ (2)
  Mortgage loans and real estate                  5      --          9       4
  Other                                          --       5         11      15
                                          --------------------------------------
    Total net gains on sales                      7       4         12      17
Impairments                                      (7)     --         (8)     (1)
                                          --------------------------------------
    Net realized gains on investments           $--     $ 4        $ 4    $ 16
                                          --------------------------------------

Realized losses on fixed maturities in 1997 relate to the sale of taxable bonds in order to reinvest the proceeds in tax-exempt bonds. Realized gains on mortgage loans and real estate for the quarter and nine months ended September 30, 1997, are a result of the sale of equity real estate investments. Other realized gains in 1997 and 1996 primarily relate to USF&G's share of gains from its equity in certain venture capital-type limited partnerships. Impairments relate to specific assets and are realized when the decline in fair value is deemed other than temporary, or when the fair value is significantly less than book value and it is probable that the investment will be sold before any recovery in value can occur.

5.3. Unrealized gains (losses)
The components of the changes in unrealized gains (losses) were as follows:

                                            September 30,  December 31,
(in millions)                                        1997          1996  Change
                                            ------------------------------------
Fixed maturities available for sale                 $ 233          $ 98    $135
Deferred policy acquisition costs*                    (37)          (19)    (18)
Common and preferred stocks                            (4)           --      (4)
Foreign currency and other                             13            16      (3)
                                            ------------------------------------
  Total unrealized gains                              205            95     110
Deferred tax on net unrealized gains                  (72)          (33)    (39)
                                            ------------------------------------
Total unrealized gains, net of tax                  $ 133          $ 62    $ 71
                                            ------------------------------------
*See Glossary of Terms

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

5.4. Fixed maturity investments
The table below details the composition of the fixed maturity portfolio.

                                                    September 30,  December 31,
(in millions)                                        1997     %     1996    %
                                                   -----------------------------
Corporate and other investment grade bonds         $4,180    51%  $4,673   58%
Mortgage-backed securities                          1,432    17    1,464   18
Asset-backed securities                               683     8      731    9
U.S. Government bonds                                 378     5      334    4
High-yield bonds*                                     606     7      548    7
Tax-exempt bonds                                      966    12      316    4
                                                   -----------------------------
  Total fixed maturities at amortized cost          8,245   100    8,066  100
Total market value of fixed maturities              8,478          8,164
                                                   -----------------------------
Net unrealized gains                               $  233         $   98
                                                   -----------------------------
Percent market-to-amortized cost                            103%          101%
                                                   -----------------------------
*See Glossary of Terms

While subject to prepayment risk, credit risk related to USF&G's mortgage-backed securities portfolio at September 30, 1997, is believed to be minimal since 99 percent of such securities have "AAA" ratings or are collateralized by obligations of the U.S. Government or its agencies. The net proceeds from sales, maturities and prepayments in 1997 were predominately invested in investment-grade taxable and tax-exempt bonds. As USF&G's income tax position changed as a result of profitability and the depletion of its income tax net operating loss carryforwards, the focus has turned toward investing available cashflows into a higher proportion of tax-exempt securities in order to maximize after-tax investment income. Investment-grade bonds, including debt obligations of the U.S. Government and its agencies, comprised 93 percent of the portfolio at September 30, 1997 and December 31, 1996. The following table shows the credit quality of the long-term fixed maturity portfolio at September 30, 1997.

                                                                       Percent
                                                                    Market-to-
                                        Amortized           Market   Amortized
(in millions)                                Cost  Percent   Value        Cost
                                        ---------------------------------------

U.S. Government and
   U.S.Government Agencies                 $1,789       22%  $1,824        102%
AAA                                         1,564       19    1,605        103
AA                                          1,133       14    1,163        103
A                                           1,973       24    2,026        103
BBB                                         1,181       14    1,223        104
BB                                            245        3      257        105
B                                             360        4      379        105
CCC and lower                                  --       --        1         NM
                                         --------------------------------------
  Total                                    $8,245      100%  $8,478        103%
                                         --------------------------------------

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

High-yield investments generally involve a greater degree of risk than investment-grade securities. Expected returns should, however, compensate for the added risk. USF&G attempts to minimize the risks associated with high-yield investments by limiting the exposure to any one issuer and by closely monitoring the creditworthiness of such issuers. At September 30, 1997, USF&G's five largest investments in high-yield bonds totaled $65 million in amortized cost and had a market value of $66 million. USF&G's largest single high-yield bond exposure represented five percent of the high-yield portfolio and less than one percent of the total fixed maturity portfolio.

5.5. Real Estate
The table below shows the components of USF&G's real estate portfolio.

                                                    September 30,  December 31,
(in millions)                                                1997          1996
                                                    ----------------------------
Mortgage loans                                               $582          $406
Equity real estate                                            404           554
                                                    ----------------------------
Total                                                        $986          $960
                                                    ----------------------------

The increase in the real estate portfolio was primarily due to new mortgage loan originations offset by the sale of equity real estate, including eleven operating properties. Mortgage loan originations in the first nine months of 1997 consisted of fixed rate loans collateralized primarily by apartment and office properties. This activity is consistent with USF&G's continuing strategy to reduce risk and increase yields in the real estate portfolio by selling equity real estate when it is advantageous to do so and reinvesting the proceeds in medium-term mortgage loans.

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

6. FINANCIAL CONDITION
6.1. Assets
USF&G's assets totaled $14.9 billion at September 30, 1997, compared with $14.4 billion at December 31, 1996. The increase is primarily attributable to a $314 million increase in the portfolio of fixed maturity investments classified as available for sale, primarily due to the investment of cash flow, as well as declining interest rates which caused an increase in bond prices (refer to Section 5.3 of this Analysis). Additionally, accounts, notes and other receivables increased approximately $158 million due primarily to the seasonality of the property/casulaty segment's premium writing cycle.

6.2. Liabilities
USF&G's liabilities totaled $12.8 billion at September 30, 1997, compared to $12.3 billion at December 31, 1996, due to an increase of approximately $234 million and $104 million in unpaid losses, loss expenses and policy benefits and other liabilities, respectively. Unpaid losses, loss expenses and policy benefits increased essentially due to increased sales of SPDA's and the related annuity deposit liability. The increase in other liabilities is largely due to F&G Life's securities lending program.

6.3. Shareholder's equity
USF&G's shareholder's equity totaled $1.9 billion at September 30, 1997, compared with $2.0 billion at December 31, 1996. The decrease is primarily the result of the redemption of $200 million, or the entire outstanding balance, of the Series A Preferred Stock. Redemptions of the Series A Preferred Stock were funded by proceeds from the December 1996 and January 1997 issuances of $200 million of USF&G-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of USF&G. Net income of $140 million partly offset the decrease in shareholder's equity.

During 1996, USF&G announced a plan to repurchase up to 13.3 million shares of the Corporation's common stock and common stock equivalents. As of December 31, 1996, 8.6 million shares had been repurchased. The program was completed during the first half of 1997 with the purchase of an additional 4.7 million shares. It is uncertain at this time if, or to what extent, USF&G will expand the repurchase program beyond those shares already reacquired, except that the board of directors has authorized repurchases reasonably designed to offset the impact of share issuance pursuant to director and employee incentive compensation programs. Management and the Board of Directors will continue to evaluate share repurchases as an alternative use of excess capital and cash flow, depending on other investment opportunities.

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

7.1. Cash flow
USF&G had cash flow provided by operations of $128 million for the first nine months of 1997, compared with $266 million for the same period of 1996. Approximately $93 million of this decrease is in the life insurance segment and relates to the decrease in sales of products with life contingencies as well as the decrease in investment income resulting from the transfer of investments as part of the coinsurance contract (refer to Section 3.2 of this Analysis).

The remaining decline in operating cash flow is generally consistent with the decreases in the property/casulaty segment's net premiums written, including cessions under the personal lines quota share reinsurance treaty. However, the coinsurance transaction also reduced F&G Life's exposure to cash outflows for surrender activity. Consequently, deposits and withdrawals of universal life and investment contracts had net cash inflows of $215 million in the first nine months of 1997, which for GAAP purposes are classified as financing activities, compared with net cash outflows of $194 million in the first nine months of 1996.

7.2. Credit facilities
At September 30, 1997, USF&G maintained a $250 million committed, standby credit facility with a group of foreign and domestic banks. Borrowings outstanding under the credit facility totaled $20 million at September 30, 1997, which was repaid in mid-October 1997. There were no borrowings against the facility at December 31, 1996. The credit agreement contains restrictive covenants pertaining to indebtedness, tangible net worth, liens and other matters. USF&G was in compliance with these covenants at September 30, 1997 and December 31, 1996.

In addition, at September 30, 1997, USF&G maintained a $150 million multi-currency credit facility. There were no borrowings on this credit facility as of September 30, 1997.

8. GLOSSARY OF TERMS
Account value: Deferred annuity cash value available to policyholders before the assessment of surrender charges.

Alternative risk transfer ("ART"): A form of insurance through which a company self-insures the predictable frequency portion of its own losses and purchases insurance for the less frequent, high severity losses that could have a major financial impact on the company.

Bulk reserves: Reserves for incurred but not reported ("IBNR") losses and for future development of case basis loss reserves. Bulk reserves are derived using statistical projections of ultimate incurred losses. All of the losses for which such reserves are established have occurrence dates prior to the respective balance sheet reporting date.

Catastrophe losses: Property/casualty insurance claim losses resulting from a sudden calamitous event, such as a severe storm, are categorized as "catastrophes" when they meet certain severity and other criteria determined by a national organization.

Deferred policy acquisition costs: Commissions and other selling expenses that vary with and are primarily related to the production of business. These acquisition costs are deferred and amortized over the period that premium is earned.

Expense ratio: The ratio of underwriting expenses to net premiums written, if determined in accordance with statutory accounting practices ("SAP"), or the ratio of underwriting expenses (adjusted by deferred policy acquisition costs) to earned premiums, if determined in accordance with GAAP.

Gross program premium: Total ART premium managed, whether actually written by a USF&G affiliate or a nonaffiliate captive insurer.

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

Operating income: Net income excluding realized gains and losses on investments, branch reorganization severance, facilities exit (costs)/sublease income, income taxes and distributions on capital securities of subsidiary trusts. Operating income is presented in a manner which is not intended to conform with GAAP. Management believes this presentation provides a meaningful understanding of the core drivers of an insurance company's operations. Operating income combines premiums earned, net investment income and other income and offsets these amounts by losses, loss expenses and policy benefits, underwriting, acquisition and operating expenses and interest expense. However, net realized gains on investments, branch reorganization severance, facilities exit (costs)/sublease income, income taxes and distributions on capital securities are significant components of net income and should be considered in assessing USF&G's overall financial performance. This operating income caption may not be comparable to other similarly titled measures of the Corporation and should not be construed as an alternative to income from continuing operations or cash flows from operating, investing or financing activities as determined in accordance with GAAP.

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

Specialty segments: Market segments within CIG which operate separate business resource platforms individually dedicated to specific target customer groups in specialized businesses such as financial institutions, technology, governmental entities, large real estate, and directors & officers.

Structured settlement annuity: An immediate annuity sold to property/casualty companies to fund the settlement ofinsurance claims.

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

USF&G CORPORATION Part II - Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 11
Computation of earnings per share.

Exhibit 12
Computation of ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends.

Exhibit 15
Letter regarding unaudited interim financial information.


(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the third quarter of 1997.

USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                               Three Months Ended September 30,
(in millions except per share data)                    1997               1996
                                               ---------------------------------
Net Income Available to Common Stock
  Primary:
    Net income                                        $  48               $ 35
    Less preferred stock dividend requirements           --                 (5)
                                               ---------------------------------
    Net income available to common stock              $  48               $ 30
                                               ---------------------------------

  Fully diluted:
    Net income                                        $  48               $ 35
    Less preferred stock dividend requirements           --                 (5)
    Add interest expense on zero coupon
      convertible notes                                   1                 --
                                               ---------------------------------
      Net income available to common stock            $  49               $ 30
                                               ---------------------------------

Weighted-Average Shares Outstanding
   Primary:
     Common shares                              110,898,412        117,451,252
     Common stock equivalents                     3,732,206                 --
                                               ---------------------------------
       Total primary shares                     114,630,618        117,451,252
                                               ---------------------------------

   Fully diluted:
     Common shares                              110,898,412        117,451,252
     Common stock equivalents                     3,732,206                 --
     Assumed conversion of preferred stock               --                 --
     Assumed conversion of zero coupon
       convertible notes                          5,181,588                 --
                                               ---------------------------------
       Total fully diluted shares               119,812,206        117,451,252
                                               ---------------------------------

Earnings Per Share
  Primary                                             $ .41              $ .26
  Fully diluted                                         .40                .26
                                               ---------------------------------

USF&G CORPORATION Exhibit 11 - Computation of Earnings Per Share (Unaudited)


                                                Nine Months Ended September 30,
(in millions except per share data)                    1997               1996
                                               ---------------------------------
Net Income Available to Common Stock
  Primary:
    Net income                                        $ 140              $ 159
    Less preferred stock dividend requirements           (2)               (14)
                                               ---------------------------------
    Net income available to common stock              $ 138              $ 145
                                               ---------------------------------

  Fully diluted:
    Net income                                        $ 140              $ 159
    Less preferred stock dividend requirements           (2)               (12)
    Add interest expense on zero coupon
      convertible notes                                   2                  3
                                               ---------------------------------
      Net income available to common stock            $ 140              $ 150
                                               ---------------------------------

Weighted-Average Shares Outstanding
   Primary:
     Common shares                              111,679,284        118,753,266
     Common stock equivalents                     3,505,967                 --
                                               ---------------------------------
       Total primary shares                     115,185,251        118,753,266
                                               ---------------------------------

   Fully diluted:
     Common shares                              111,679,284        118,753,266
     Common stock equivalents                     3,769,814          2,308,106
     Assumed conversion of preferred stock               --          2,536,315
     Assumed conversion of zero coupon
       convertible notes                          5,181,588          5,986,552
                                               ---------------------------------
       Total fully diluted shares               120,630,686        129,584,239
                                               ---------------------------------

Earnings Per Share
  Primary                                            $ 1.20             $ 1.21
  Fully diluted                                        1.16               1.16
                                               ---------------------------------

USF&G CORPORATION  Exhibit 12 - Computation of Ratio of Fixed Charges,
                   Distributions on Capital Securities and Preferred Stock Dividends (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
(in millions)                                                   1997       1996
                                                             -------------------
Fixed charges
  Interest expense                                              $ 26       $ 30
  Portion of rents representative of interest                      7         11
                                                             -------------------
    Total fixed charges                                           33         41
  Distributions on capital securities                             15         --

  Preferred stock dividend requirements (A)                        2         14
                                                             -------------------
Combined Fixed Charges, Distributions on Capital
  Securities and Preferred Stock Dividends                      $ 50       $ 55
                                                             -------------------
Consolidated Earnings Available
  Income from operations before income taxes and
    distributions on capital securities                         $210       $159
  Adjustment:
    Fixed charges                                                 33         41
                                                             -------------------
  Consolidated earnings available for fixed charges,
     distributions on capital securities and
     preferred stock dividends                                  $243       $200
                                                             -------------------

Ratio of Consolidated Earnings to Fixed Charges                  7.3        4.8

Ratio of Consolidated Earnings to Combined Fixed Charges,
  Distributions on Capital Securities and
  Preferred Stock Dividends                                      4.9        3.6
                                                             -------------------

(A) Preferred stock dividend requirements of $2 million and $14 million in 1997 and 1996, respectively, divided by 100% less the effective income tax rate of 28.8% in 1997 and 0.2% in 1996.

USF&G CORPORATION Exhibit 15 - Letter Regarding Unaudited Interim
                  Financial Information


We are aware of the incorporation by reference in the Registration Statement Numbers 33-20449, 33-9405, 33-33271, 33-21132, 33-51859, 33-65471 and 333-13685
on Form S-3 and Numbers 2-72026, 2-61626, 2-98232, 33-16111, 33-38113, 33-35095,
33-43132, 33-45664,33-45665, 33-61965, 33-55667, 33-55669, 33-55671, 33-59535,
33-64839 and 333-04359 on Form S-8 of USF&G Corporation, of our report relating to the unaudited condensed consolidated interim financial statements of USF&G Corporation which is included in this Quarterly Report (Form 10-Q) for the quarter ended September 30, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

                                       ERNST & YOUNG LLP


Baltimore, Maryland
November 11, 1997

USF&G CORPORATION Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           USF&G Corporation
                                       By  /s/ DAN L. HALE
                                         --------------------------------------
                                               Dan L. Hale

                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)

Dated at Baltimore, Maryland
November 11, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q




                               USF&G CORPORATION


For the Quarter Ended                                     Commission File Number
September 30, 1997                                                        1-8233


  A copy of all other of the Corporation's Exhibits to the September 30, 1997
    Form 10-Q report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., corporate secretary, at the corporate headquarters:
                               6225 Centennial Way
                            Baltimore, Maryland 21209