Form 10-K
period 1997-12-31
USF&G CORP
filed 1998-03-30
CIK 354396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1997                                                         1-8233

                               USF&G CORPORATION
             (Exact name of registrant as specified in its charter)

Maryland                                                              52-1220567
(State of Incorporation)                       (IRS Employer Identification No.)

                 6225 Centennial Way, Baltimore, Maryland 21209
               (Address of principal executive offices) (zip code)

                             Telephone: 410-205-3000

Securities registered pursuant to Section 12(b) of the Act:
     Preferred Share Purchase Rights          Registered-New York Stock Exchange
                                              Registered-Pacific Stock Exchange
     Common Stock, Par Value $2.50            Registered-New York Stock Exchange
                                              Registered-Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such filing requirements for the past 90 days. Yes x No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 13, 1998, was $2,957,380,238.

Voting stock held by any persons who may be deemed to be affiliates under Rule 405 would be immaterial.

The number of shares outstanding of the issuer's common stock as of March 13, 1998:

     Common Stock, Par Value $2.50, 117,414,600 shares outstanding.

Documents Incorporated by Reference:

     The Corporation's Form 8-K filed on February 26, 1998 is incorporated by reference into Parts I and II.
     Portions of the Joint Proxy Statement/Prospectus of the Corporation and The St. Paul Companies, Inc., File No. 0-3021, is incorporated by reference into
Part III.

                        Exhibit Index begins on page 20.

USF&G CORPORATION     Index


Part I
Item 1.   Description of Business
          1.1.  General                                                        1
          1.2.  Business segments                                              1
          1.3.  Distribution systems                                           2
          1.4.  Competition                                                    3
          1.5.  Investments                                                    3
          1.6.  Property/casualty loss reserves                                3
          1.7.  Life benefit reserves                                          6
          1.8.  Geographical distribution                                      7
          1.9.  Executive officers of the Registrant                           7
          1.10. Government regulations                                         7
Item 2.   Business Properties                                                  7
Item 3.   Legal Proceedings                                                    8
Item 4.   Submission of Matters to a Vote of Security Holders                  8

Part II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                                  9
Item 6.   Selected Financial Data                                              9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk           9
Item 8.   Financial Statements and Supplementary Data                          9
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                  9

Part III
Item 10.  Directors and Executive Officers of the Registrant                  10
Item 11.  Executive Compensation                                              11
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      18
Item 13.  Certain Relationships and Related Transactions                      19

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                         20

USF&G CORPORATION                   Part I


     In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USF&G Corporation ("USF&G" or the "Corporation") cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K and in any other statements made by, or on the behalf of, the Corporation, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect", "anticipate", "hope", "believe" or words of similar import generally involve forward-looking statements.

     Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Corporation's control and many of which, with respect to future business decisions, are subject to change, especially in light of the proposed merger with The St. Paul Companies, Inc. ("St. Paul"), discussed in Section 1.5 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Corporation. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national or international in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, industry consolidation and regulatory developments, and others of which may relate to the Corporation specifically, such as risks with implementing business realignment strategies and related agency plant or field organization implications, adequacy of reserves, exposure to catastrophe losses, technological risks inherent in developing its technological infrastructure, adequacy of underwriting disciplines, credit and other risks associated with the Corporation's investment portfolio, and other factors. The Corporation disclaims any obligation to update forward-looking information.

Item 1. Description of Business
1.1. General
     USF&G Corporation is a holding corporation organized in 1981 as a Maryland corporation. United States Fidelity and Guaranty Company ("USF&G Company"), organized in 1896 under Maryland law, is the predecessor registrant of the Corporation. The term "Corporation" as used in this Form 10-K refers to USF&G Corporation and all of its subsidiaries. As of December 31, 1997, the Corporation had approximately 6,600 employees.

     USF&G is primarily engaged in the business of insurance. Property/casualty insurance is written primarily by USF&G Company. Life insurance and annuities are written primarily by Fidelity and Guaranty Life Insurance Company ("F&G Life"). Noninsurance operations are composed primarily of the parent company and asset management services.

1.2. Business segments
     Financial information about the Corporation's business segments is set forth in Note 16, "Information on Business Segments", of the Notes to Consolidated Financial Statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference. A description of the Corporation's principal business segments begins below with the property/casualty insurance segment, and continues on page 2 of this Form 10-K with the life insurance segment and parent and noninsurance operations.

Property/casualty insurance segment
     USF&G Company currently underwrites most forms of property/casualty insurance. USF&G Company's operations are grouped into the following portfolio of strategic businesses: the Commercial Insurance Group ("CIG"), the Family and Business Insurance Group ("FBIG"), and Specialty Businesses, which include Discover Re Managers, Inc. ("Discover Re"), F&G Re, Inc. ("F&G Re"), and the Surety Group. The property/casualty segment accounted for 88 percent of USF&G's revenues before net realized gains for the year ended December 31, 1997 and 71 percent of its total assets at December 31, 1997.

     Insurance coverages offered by CIG provide protection related to property loss, liability claims and workers' compensation benefits to businesses and government entities, and fidelity bonds for financial institutions. Property loss and liability claims insurance protects against loss from damage to the insured's covered properties and protects against legal liability for injuries to other persons or damage to their property arising from the insured's business operations. Workers' compensation provides benefits to employees, as mandated by state laws, for employment-related accidents, injuries or illnesses. Fidelity bonds indemnify employers against the dishonesty or default of persons in their employ.

     FBIG provides homeowners insurance and standard and non-standard automobile insurance, which include aspects of property loss and liability risks. FBIG also provides insurance coverage to small commercial businesses. Homeowners policies protect against loss of dwellings and contents arising from a variety of perils, as well as liability arising from ownership or occupancy. Automobile policies cover liability to third parties for bodily injury and property damage, and cover physical damage to the insured's own vehicle resulting from collision and various other perils. Small commercial business insurance covers property loss, liability claims and workers' compensation, as well as automobile and other coverages.

     Discover Re provides insurance, reinsurance and related services to the alternative risk transfer market, primarily in the municipalities, transportation, education and retail markets. Through alternative risk transfer, a company self-insures, or reinsures through a captive insurer, the predictable frequency portion of its own losses and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company.

     USF&G Company also operates a separate reinsurance division which underwrites treaty reinsurance and is composed of various wholly-owned subsidiaries. The lead company in this group, F&G Re, acts as the reinsurance underwriting manager and solicits and services assumed reinsurance for USF&G Company. F&G Re markets reinsurance in North America and in specific foreign countries (mainly in Western Europe and Japan). During 1997, F&G Re established a representative office in Hong Kong and expanded its presence in the Lloyd's of London markets through the acquisition of an 80 percent ownership interest in Ashley Palmer, Ltd., a managing general agency, and investments in several Lloyd's of London underwriting syndicates. Reinsurance prices and conditions are not normally subject to the same state regulation applicable to the primary insurance market because reinsurers contract solely with other insurance companies.

     Surety bonds guarantee the performance of a principal who undertakes contractual or statutory obligations, and indemnify third-party obligees for damages caused by the principal's failure to perform.

     USF&G Company reinsures portions of its policy risks with other insurance companies or underwriters and remains contingently liable under these contracts (ceded reinsurance). In addition, it assumes policy risks from other insurance companies and through participation in pools and associations (assumed reinsurance). (Refer to Section 4.2, "Reinsurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, "Reinsurance", of the Notes to Consolidated Financial Statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.)

     Financial information and further descriptions of the businesses and products discussed above are set forth in Section 2, "Strategic Overview", and
Section 3.1, "Property/casualty insurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

Life insurance segment
     F&G Life sells many forms of annuity and life insurance products, including single premium deferred annuities ("SPDAs"), structured settlement annuities, tax sheltered annuities ("TSAs"), single premium immediate annuities and universal life and term life insurance. The life insurance segment accounted for 12 percent of USF&G's revenues before net realized gains for the year ended December 31, 1997 and 28 percent of its total assets at December 31, 1997.

     Financial information and further descriptions of F&G Life's business and products are set forth in Section 2, "Strategic Overview", and Section 3.2, "Life insurance", of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

Parent and noninsurance operations
     The parent company performs corporate functions including managing the capital requirements of the Corporation and its subsidiaries. The noninsurance operations consist primarily of asset management services.

1.3. Distribution systems
Property/casualty insurance
     USF&G Company's products have been sold primarily by independent agents, which generally represent multiple insurance companies, since its founding in 1896. USF&G Company's products are sold through approximately 2,900 independent agencies in the United States on a commission basis. USF&G's distribution channels include retail, wholesale and surplus lines brokers and agents.

     As of December 31, 1997, USF&G Company maintained 40 production offices located throughout the United States to service its agents and policyholders. These offices support the administration of underwriting standards and the delivery of policies, primarily for CIG. USF&G also operates three Centers for Agency Services dedicated to underwriting and policy processing for FBIG, and a centralized Claim Reception Center which provides 24-hour, seven-days-a-week claim reporting service to customers and agents throughout the United States. The Surety Group also maintains offices in Mexico and Canada, and F&G Re has offices in London and Hong Kong.

     In December 1997, USF&G acquired TITAN Holdings, Inc. ("Titan"), a property/casualty insurance company located in San Antonio, Texas. Titan specializes in the non-standard automobile and government entity insurance markets. It distributes insurance through independent agencies and direct response centers ("DRCs"). DRCs are operated from centralized call centers or local retail locations and generate business through media and yellow pages advertising and direct sales calls. At December 31, 1997, Titan had 85 DRCs located in ten states.

Life insurance
     SPDAs are sold primarily through independent agents and insurance brokers. TSAs are sold through a national wholesaler. Structured settlements are annuities sold predominantly to the property/casualty company in settlement of certain of its insurance claims.

1.4. Competition
Property/casualty insurance
     The property/casualty insurance industry is highly competitive with over 2,400 companies nationwide. These insurers are not only stock companies, but also mutual companies and other underwriting organizations. USF&G Company ranked 22nd in the industry based both on 1996 statutory net premiums written and on statutory assets, and 33rd based on 1996 statutory policyholders' surplus. USF&G Company competes with other property/casualty insurance companies whose products are distributed through national, regional and local independent agencies, direct sales and brokers. Consumers may also use self-insurance, which includes captive insurance subsidiaries. Pricing is a primary means of competition in the property/casualty industry. The industry is currently in a period of significant price competition, which adversely affects USF&G Company's profitability. Availability and quality of products, quality and speed of service (including claims service), financial strength, distribution systems and technical expertise are also important elements of competition. In personal and other lines offered by USF&G Company, significant price competition is experienced from direct-writing companies that do not use independent agents and generally have lower policy acquisition costs.

Life insurance
     The Corporation's life insurance subsidiaries operate in a competitive environment, with approximately 1,200 companies nationwide in the industry including stock and mutual companies. F&G Life ranked 148th based on 1996 statutory net premiums written, 121st based on 1996 statutory assets and 160th based on 1996 statutory capital and surplus.

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

Premium rates
     Most states have laws requiring that rate schedules and other information be filed with a regulatory authority for substantially all property, casualty and surety lines. Rates for life insurance are generally not regulated. Some states permit insurers to use rates without prior regulatory approval whereas other states prohibit implementation of new rates without such approval. The regulatory authority may disapprove a filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates are not necessarily uniform for all insurers.

     In states that require prior approval of rates, regulators usually require the submission of historical data to justify rate increases; accordingly, there is often a time lag between identifying the need for rate increases and securing such increases. The effect of this lag is particularly severe in times of rising claims and inflation.

1.5. Investments
     Investing the net cash flows from operations is a major aspect of the property/casualty and life insurance businesses. The components of the Corporation's investment portfolio and investment performance are discussed in
Section 5, "Investments", of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Investments", of the Notes to Consolidated Financial Statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

1.6. Property/casualty loss reserves
General
     The reserves for property/casualty losses and loss expenses represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through the end of each period. The reserves are determined using adjusters' individual case estimates and actuarially-based statistical projections.

     USF&G Company's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on a claim adjuster's particular expertise with the type of risk involved and knowledge of circumstances surrounding the individual claims. These estimates are reviewed on a regular basis and updated as additional facts become known.

     The reserves derived from statistical projections are subject to the effects of trends in claim severity and frequency. Statistical projections are employed in three specific areas: (1) to calculate bulk reserves for incurred but not reported ("IBNR") losses and provide for development of case-basis loss reserves; (2) to calculate allocated loss expense reserves; and (3) to calculate unallocated loss expense reserves.

     IBNR and Case Development Reserves: USF&G Company's estimates of IBNR and case development reserves are derived from analyses of historical patterns of development of paid and reported losses by accident year for each line of business. Further segmentation into the business group components of the current accident year projected losses is evaluated and considered within the aggregate line of business analysis. The loss projection procedures used in this analysis contain explicit provisions for quantifying the effect of inflation on loss payments expected to be made in the future. This process relies on the basic assumption that past experience, adjusted for the effect of current circumstances and likely trends, is an appropriate basis for predicting future events.

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

     The process of estimating the liability for unpaid losses and loss expenses is inherently judgmental. The process is influenced by factors which are subject to significant variation. Possible sources of variation include changing rates of inflation (particularly medical cost inflation) as well as changes in other economic conditions, underwriting practices, the legal system and internal claims-settlement practices, among other variables. In many cases, significant periods of time may elapse between the occurrence of an insured event, the reporting of a claim to USF&G Company and USF&G Company's final settlement of the claim. Approximately 40 percent of USF&G Company's loss and loss expense reserves are provided for claims which have been incurred but not reported and for future development on reported claims. While USF&G Company reports a single amount as the estimate for unpaid losses and loss expenses as of each valuation date, the reported reserves should be considered the best estimate from a range of possible outcomes. It is unlikely that future losses and loss expenses will develop exactly as projected and may in fact vary significantly from projections. These estimates are continually reviewed and updated as experience develops and new information becomes known. Any resulting adjustments are reflected in current operating results.

Discounted loss reserves
     The reserves for permanent-total disability benefits and long-term medical care benefits under workers' compensation insurance, as well as certain reserves for assumed reinsurance coverage, are discounted at rates of interest generally ranging up to four percent. The carrying amount of such reserves, net of reinsurance and net of discount, was $1.3 billion and $1.4 billion at December 31, 1997 and 1996, respectively. The discount is amortized over the expected lives of the claimants. Discounted workers' compensation reserves come from three primary sources: reserves assumed from the Workers' Compensation Reinsurance Bureau ("WCRB"), certain F&G Re assumed reinsurance contracts and reserves for USF&G Company's net retained business. The following table reconciles the changes in the reserve discount for the years presented.

(in millions)                   1997    1996    1995
                               ------------------------
Discount, January 1             $401    $394    $441
  Accrual                         39      41     (21)
  Amortization                   (39)    (34)    (26)
                               ------------------------
Discount, December 31           $401    $401    $394
                               ------------------------

     The positive discount accruals in 1997 and 1996 resulted from the initiation of new assumed reinsurance contracts on workers' compensation business and were offset slightly by negative accruals in USF&G Company's direct business. Reductions in the estimate of ultimate incurred losses in the direct workers' compensation business resulted in negative discount accruals of $9 million, $10 million and $21 million in 1997, 1996 and 1995, respectively. A number of claim initiatives, including managed medical care, structured settlements for workers' compensation medical claims and an acceleration in payment patterns are having a favorable impact on estimates of ultimate incurred losses.

Roll-forward of liability for losses and loss expenses
     The following table reconciles the changes in loss and loss expense reserves for the years presented.

(in millions)                                   1997    1996    1995
                                              -----------------------
Total reserve at beginning of year, gross     $6,032  $6,097  $6,158
   Less reinsurance recoverables                 987     984   1,016
                                              -----------------------
Net balance at January 1                       5,045   5,113   5,142
                                              -----------------------
Incurred Related To:
   Current year                                1,933   2,030   1,856
   Prior years                                  (139)   (162)    (54)
                                              -----------------------
   Total incurred                              1,794   1,868   1,802
                                              -----------------------
Paid Related To:
   Current year                                  726     764     635
   Prior years                                 1,225   1,190   1,196
                                              -----------------------
   Total paid                                  1,951   1,954   1,831
                                              -----------------------
Net balance at December 31                     4,888   5,027   5,113
   Plus net reserves acquired*                   140      18      --
   Plus reinsurance recoverables               1,172     987     984
                                              -----------------------
Total reserve at end of year, gross           $6,200  $6,032  $6,097
                                              =======================
*Reserves acquired relate to the purchases of Titan in 1997 and Afianzadora Insurgentes, S.A. de C.V. ("Afianzadora"), in 1996.

Analysis of loss and loss expense reserve development
     The tables on the following page show property/casualty loss reserves including (net) and excluding (gross) the effects of ceded reinsurance as recorded in the indicated years, subsequent payments made with respect to such reserves and re-estimates of such reserves.

     The top line shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior year unpaid losses and loss expenses. The upper portion of the table shows the cumulative amount subsequently paid in succeeding years. The lower portion of the table shows re-estimations of the original recorded reserve as of the end of each successive year. Such re-estimations result from development of additional facts and circumstances pertaining to unsettled claims. The bottom line shows the dollar amount of the cumulative change through 1997 that is attributable to the original recorded reserve for each prior year.

     The Analysis of Gross Loss and Gross Loss Expense Reserve Development was added in 1994. The schedule provides data gross of ceded reinsurance for the carried reserve at year-ends 1993 through 1997 and reserve development of the 1993 through 1996 year-ends.

     Conditions and trends that have affected reserve development in the past have changed and may not necessarily occur in the future. Care should be exercised in extrapolating future reserve redundancies or deficiencies from such development.

                                 Analysis of Net Loss and Net Loss Expense Reserve Development*
                                                                     At December 31
(in millions)               1987     1988      1989      1990     1991      1992      1993     1994      1995    1996**   1997**
                        ---------------------------------------------------------------------------------------------------------
Liability for unpaid losses
   and loss expenses     $ 4,744  $ 5,208   $ 5,467    $5,637   $5,716    $5,564    $5,316   $5,142    $5,113    $5,045   $5,028
Cumulative Paid As Of:
   One year later          1,374    1,539     1,723     1,655    1,575     1,471     1,284    1,196     1,190     1,225
   Two years later         2,258    2,614     2,795     2,746    2,534     2,394     2,091    1,947     1,919        --
   Three years later       3,033    3,350     3,593     3,418    3,225     3,018     2,630    2,494        --        --
   Four years later        3,550    3,939     4,055     3,929    3,692     3,428     3,034       --        --        --
   Five years later        3,992    4,265     4,435     4,293    3,995     3,748        --       --        --        --
   Six years later         4,240    4,542     4,714     4,528    4,246        --        --       --        --        --
   Seven years later       4,456    4,773     4,899     4,738       --        --        --       --        --        --
   Eight years later       4,648    4,924     5,075        --       --        --        --       --        --        --
   Nine years later        4,776    5,077        --        --       --        --        --       --        --        --
   Ten years later         4,905       --        --        --       --        --        --       --        --        --
Liability Re-estimated:
   One year later          4,884    5,236     5,679     5,767    5,793     5,625     5,308    5,088     4,951     4,906
   Two years later         4,943    5,485     5,800     5,907    5,923     5,645     5,264    5,005     4,871        --
   Three years later       5,109    5,566     5,960     6,151    5,975     5,620     5,246    4,990        --        --
   Four years later        5,287    5,761     6,246     6,216    5,959     5,589     5,252       --        --        --
   Five years later        5,442    6,029     6,331     6,209    5,933     5,624        --       --        --        --
   Six years later         5,700    6,125     6,319     6,214    5,994        --        --       --        --        --
   Seven years later       5,789    6,124     6,352     6,326       --        --        --       --        --        --
   Eight years later       5,790    6,175     6,508        --       --        --        --       --        --        --
   Nine years later        5,842    6,373        --        --       --        --        --       --        --        --
   Ten years later         6,067       --        --        --       --        --        --       --        --        --
Cumulative (deficiency)
   excess                 (1,323)  (1,165)   (1,041)     (689)    (278)      (60)       64      152       242       139
                        ---------------------------------------------------------------------------------------------------------

                               Analysis of Gross Loss and Gross Loss Expense Reserve Development*
                                                                     At December 31
(in millions)               1987     1988      1989      1990     1991      1992      1993     1994      1995    1996**   1997**
                        ---------------------------------------------------------------------------------------------------------
Liability for unpaid losses
   and loss expenses         $--      $--       $--       $--      $--       $--    $6,370   $6,158    $6,097    $6,032   $6,200
Cumulative Paid As Of:
   One year later             --       --        --        --       --        --     1,571    1,431     1,387     1,305
   Two years later            --       --        --        --       --        --     2,547    2,348     2,205        --
   Three years later          --       --        --        --       --        --     3,217    2,953        --        --
   Four years later           --       --        --        --       --        --     3,670       --        --        --
Liability Re-estimated:
   One year later             --       --        --        --       --        --     6,354    6,103     5,977     5,922
   Two years later            --       --        --        --       --        --     6,328    6,110     5,957        --
   Three years later          --       --        --        --       --        --     6,417    6,145        --        --
   Four years later           --       --        --        --       --        --     6,468       --        --        --
Cumulative (deficiency)
   excess                     --       --        --        --       --        --       (98)      13       140       110
                        ---------------------------------------------------------------------------------------------------------

     *Certain reserves are recorded on a discounted basis to reflect the value of timing differences between the recording of reserves and subsequent payment. The amortization of that discount is included in the reserve deficiencies shown above.
     **The 1997 and 1996 amounts include reserves acquired in the purchase of Afianzadora and subsequent development thereon. The 1997 amounts also include reserves acquired in the purchase of Titan. The amounts for prior years have not been restated to include Afianzadora's or Titan's reserve activity.

Losses and loss expenses recorded in the current period financial statements are affected by changes in estimates of insured events occurring in prior periods. Losses incurred in 1997, 1996 and 1995 included $116 million, $110 million and $77 million, respectively, of favorable development related to prior years' experience in the assumed reinsurance business. Given the inherent uncertainty in reserving for assumed reinsurance losses, current accident year reserves are established on a conservative basis. Based on actuarial analysis in 1997 and 1996, the favorable development in assumed reinsurance from prior accident years was substantially offset by the establishment of current accident year reserves. The workers' compensation line was the key contributor of the remaining favorable development of $23 million in 1997 and $52 million in 1996. These favorable trends in older accident years are attributable to reform efforts by various states in the early 1990s to contain workers' compensation loss costs, the results of which are emerging in recent calendar years. In addition, favorable development in 1996 included recognition of the effect on reserve estimation models of the increased use of structured settlement annuities to close workers' compensation claims. Prior years' loss reserve decreases in workers' compensation were substantially offset by reserve increases in liability lines for the current accident year. The loss development triangle is also affected by a reallocation of environmental and asbestos bulk reserves between accident years, which had no effect on the overall development.

     The reserve development of $110 million on prior years' gross reserves is $29 million less favorable than on a net basis. This is primarily driven by approximately $30 million of amortization of discount on servicing carrier workers' compensation business which is one hundred-percent ceded. Most of this amortization occurred in accident years 1994 and prior; therefore, it affects the net to gross difference in all years shown.

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

     Loss portfolio transfers have had no impact on reported reserve deficiencies and no future loss development, either adverse or favorable, is anticipated. Loss portfolio transfers included in outstanding reserves were as follows:

(in millions)                       At December 31
                                   ----------------
1997                                        $  18
1996                                           34
1995                                           52
1994                                           86
1993                                          110
1992                                          123
1991                                          279
1990                                          324
1989                                          397
1988                                          394
                                   ----------------

Structured settlements
     Structured settlements represent the settlement of claims through the purchase of annuities. While they result in accelerated claim payments, structured settlements generally reduce the ultimate amount of losses paid. Structured settlements are used primarily in the third-party liability and workers' compensation lines of business. These types of settlements were not used extensively on liability lines until 1985. Their use was extended to workers' compensation indemnity claims in 1987. Growth in the number of such settlements accelerated in 1995 when USF&G began using them to resolve medical claims in the workers' compensation lines of business. The growth has since leveled off. USF&G Company continues to develop procedures to ensure that the impact of structured settlements is given appropriate recognition in estimating ultimate reserve liabilities.

Reconciliation of liability for losses and loss expenses from statutory accounting practices to generally accepted accounting principles
     The following table presents the differences between property/casualty insurance claim reserves reported in the combined annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP") and the reserves reported in accordance with generally accepted accounting principles ("GAAP") in the consolidated financial statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

                                                                 At December 31
(in millions)                                                     1997     1996
                                                           ---------------------
SAP-basis property/casualty reserves                            $4,589   $4,637
Reserves of foreign subsidiaries
   (consolidated for GAAP but not SAP)                             439      408
                                                           ---------------------
GAAP-basis property/casualty reserves, net                       5,028    5,045
Reinsurance recoverables                                         1,172      987
                                                           ---------------------
GAAP-basis property/casualty reserves, gross                    $6,200   $6,032
                                                           ---------------------

1.7. Life benefit reserves
     Financial information and further descriptions of life benefit reserves are set forth in Note 1.7, "Unpaid losses, loss expenses and policy benefits", and
Note 3.2, "Life benefit reserves", of the Notes to Consolidated Financial Statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

1.8. Geographical distribution
     The risks insured by the Corporation's insurance subsidiaries are geographically diversified primarily throughout the United States. The Corporation has a subsidiary to market surety products in Canada, and in December 1996 expanded its surety operations into Mexico with the acquisition of Afianzadora. Reinsurance risks are incurred throughout North America and specific foreign countries (mainly in Western Europe and Japan). Total assets and revenues of foreign operations were not material in 1997. Property/casualty voluntary direct premiums written and F&G Life sales are diversified throughout the United States.

1.9. Executive officers of the Registrant

                              Positions and Office with Registrant or
Name                    Age   Significant Subsidiaries
--------------------------------------------------------------------------------
Norman P. Blake, Jr.     56   Chairman of the Board, President, and Chief
                              Executive Officer
Glenn W. Anderson        45   Executive Vice President
Kenneth E. Cihiy         51   Executive Vice President-Claim
Dan L. Hale              53   Executive Vice President-Chief Financial Officer
Robert J. Lamendola      53   President-Surety Group
Thomas K. Lewis, Jr.     45   Executive Vice President-Chief Information Officer
Stephen W. Lilienthal    48   President-Commercial Insurance Group and Executive
                              Vice President-Chief Underwriting Officer
John A. MacColl          49   Executive Vice President-General Counsel and Human
                              Resources
Kim B. Rich              49   President-Family and Business Insurance Group
Andrew A. Stern          40   Executive Vice President-Strategic Planning and
                              Reinsurance Operations
Harry N. Stout           45   President-F&G Life and Executive Vice President
John C. Sweeney          53   Chairman-Falcon Asset Management, Inc., and Senior
                              Vice President-Chief Investment Officer
--------------------------------------------------------------------------------

     All persons in the preceding table are executive officers of the Registrant except Glenn W. Anderson, Kenneth E. Cihiy, Robert J. Lamendola, Stephen W. Lilienthal and Kim B. Rich, who are executive officers of USF&G Company. Harry
N. Stout is both an officer of the Registrant and an executive officer of F&G Life.

     Mr. Blake was Chairman and Chief Executive Officer of Heller International Corporation, a world-wide commercial financial services organization, and joined the Corporation in November 1990. Mr. Anderson was Vice President of Strategic Target Marketing with Fireman's Fund Insurance Company, a domestic insurance company, and joined the Corporation in December 1992. Mr. Cihiy was Resident Vice President of Sacramento Field Operations with Aetna Life and Casualty Company, an insurance and financial services company, and joined the Corporation in May 1993. Mr. Hale was President and Chief Executive Officer of Chase Manhattan Leasing Company, an international leasing company, and joined the Corporation in February 1991. Mr. Lamendola was Managing Director of Marsh & McLennan, Inc., and joined the Corporation in June 1992. Mr. Lewis was Vice President and General Manager for Europe, Middle East and Africa for Seer Technologies, and joined the Corporation in November 1993. Mr. Lilienthal was Vice President at Travelers Insurance Company, an insurance and financial services company, and joined the Corporation in 1993. Mr. MacColl was previously a partner in the Baltimore office of the law firm of Piper & Marbury, and joined the Corporation in January 1989. Mr. Rich was Senior Vice President, Western Region, of EBI Companies, and joined the Corporation in 1992. Mr. Stern was Partner and Vice President of Booz Allen & Hamilton, a national business consulting firm, and joined the Corporation in May 1993. Mr. Stout was Senior Vice President of United Pacific Life Insurance Company, and joined the Corporation in May 1993. Mr. Sweeney was a Principal and Practice Director with Tillinghast/Towers Perrin, an asset management and consulting company, and joined the Corporation in November 1992.

1.10. Government regulations
     USF&G's insurance subsidiaries are subject to extensive regulatory oversight in the various jurisdictions where they conduct business. From time to time, the insurance regulatory framework has been the subject of increased scrutiny. At any one time there may be numerous initiatives within state legislatures of state insurance departments to alter and, in many cases, increase state authority to regulate insurance companies and their businesses. It is not possible to predict the future impact of increasing regulation on USF&G's operations. For a description of various state initiatives and regulations affecting the insurance industry, refer to Section 9, "Regulation", of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.

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

     In addition, the Corporation leases approximately 150 offices and 85 DRCs in various cities in the regular course of business. The principal leased property is an office building in Baltimore, Maryland, which was sold in 1984 and leased back by the Corporation. During 1994, the Corporation developed and committed to a plan to consolidate its home office operations at its Mount Washington facility. (Refer to Section 1.2, "Facilities exit costs/sublease income", of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference.)

Item 3. Legal Proceedings
     The Corporation's insurance subsidiaries are routinely engaged in litigation in the normal course of their business, including defending claims for punitive damages. As insurers, they defend third-party claims brought against their insureds, as well as defend themselves against first-party coverage claims.

     In the opinion of management, such litigation and the litigation described in Note 14, "Legal Contingencies", of the Notes to Consolidated Financial Statements included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference, is not expected to have a material adverse effect on USF&G Corporation's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

USF&G CORPORATION     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters Common stock
     USF&G Corporation's common stock (ticker: FG) is listed on the New York Stock Exchange ("NYSE"). The common stock appears in the NYSE Composite Listing as USFG. The common stock is also listed on the Pacific Stock Exchange, the London Stock Exchange, and the Swiss Stock Exchanges.

Stock and dividend information
     The following table presents 1996 and 1997 data on the sale prices of USF&G Corporation's common stock on the NYSE Composite Listing by quarter, and the dividends paid per share of common stock. At March 13, 1998, there were 18,931 registered shareholders and the closing price was $25 3/16 per share.

                              Sale Price        Dividends
                           High         Low          Paid
                 -------------------------------------------
1996
  First quarter         $17 1/2     $14 1/4          $.05
  Second quarter         16 5/8      15               .05
  Third quarter          18 5/8      15               .05
  Fourth quarter         21 3/4      17 3/4           .05
                 -------------------------------------------
1997
  First quarter         $23 1/8     $20              $.05
  Second quarter         25          18 1/4           .05
  Third quarter          25 1/2      21 1/2           .07
  Fourth quarter         23 1/2      17 5/8           .07
                 -------------------------------------------

Item 6. Selected Financial Data
     Selected financial data of the Corporation on page 5 of the Form 8-K filed on February 26, 1998 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Management's Discussion and Analysis on pages 30 through 46 of the Form 8-K filed on February 26, 1998 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk Not applicable.

Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements of the Corporation and notes to such financial statements on pages 6 through 29 of the Form 8-K filed on February 26, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

USF&G CORPORATION     Part III

Item 10. Directors and Executive Officers of the Registrant
     Information regarding the Corporation's executive officers can be found on page 7 of this Form 10-K. The following paragraphs present information concerning directors of the Corporation, including their time served as a director of the Corporation (or its predecessor), current membership on committees of the Board of Directors, principal occupations or affiliations during the last five years, and certain other directorships held.

H. Furlong Baldwin
     Mr. Baldwin, age 66, has been a director of the Corporation since 1968, and is a member of the Executive, Finance and Nominating Committees. Mr. Baldwin is Chairman of the Board and Chief Executive Officer of Mercantile Bankshares Corporation. Mr. Baldwin is also a director of Mercantile Bankshares Corporation, GRC International, Inc., Baltimore Gas & Electric Company and Conrail, Inc.

Michael J. Birck
     Mr. Birck, age 60, has been a director of the Corporation since 1993, and is a member of the Audit and Compensation Committees. Mr. Birck is President and Chief Executive Officer of Tellabs, Inc., a designer and manufacturer of voice and data equipment. Mr. Birck is also a director of Tellabs, Inc., Molex, Inc., and Illinois Tool Works, Inc.

Norman P. Blake, Jr.
     Mr. Blake, age 56, has been a director of the Corporation since 1990, and is a member of the Executive Committee. Mr. Blake is Chairman of the Board, President and Chief Executive Officer of the Corporation and USF&G Company, the Corporation's principal subsidiary. Mr. Blake is also a director of Enron Corporation and Owens-Corning Fiberglass Corporation.

George L. Bunting, Jr.
     Mr. Bunting, age 57, has been a director of the Corporation since 1978, and is a member of the Executive, Compensation and Nominating Committees. Mr. Bunting is President and Chief Executive Officer of Bunting Management Group, a private financial management company, and is the former Chairman of the Board and Chief Executive Officer of Noxell Corporation, a consumer products manufacturer. Mr. Bunting is also a director of Crown Central Petroleum Corporation, Mercantile Bankshares Corporation and Guilford Pharmaceuticals, Inc.

Robert E. Davis
     Mr. Davis, age 66, has been a director of the Corporation since 1990, and is a member of the Audit, Compensation and Nominating Committees. Mr. Davis is Managing Director of Axess Corporation, a manufacturer of quality control instrumentation and specialty polymers. Mr. Davis is also a director of H&R Block, Inc.

Kenneth M. Duberstein
     Mr. Duberstein, age 53, has been a director of the Corporation since 1996. Mr. Duberstein is Chairman and Chief Executive Officer of The Duberstein Group, a consulting firm, and is the former Chief of Staff to President Reagan, the former Assistant to the President for Legislative Affairs, and the former Deputy Under Secretary of the Department of Labor. Mr. Duberstein is also a director of the Boeing Corporation and Cinergy Corporation.

Dale F. Frey
     Mr. Frey, age 65, has been a director of the Corporation since 1991, and is a member of the Executive, Audit and Finance Committees. Mr. Frey is the former Vice President of General Electric Company and Chairman of the Board and President of General Electric Investment Corporation and GE Investment Management Incorporated. Mr. Frey is also a director of Praxair, Inc., Promus Hotel Corporation, First American Financial Corporation, Roadway Express, Inc., and After Market Technology Corporation.

Robert E. Gregory, Jr.
     Mr. Gregory, age 55, has been a director of the Corporation since 1988, and is a member of the Executive, Audit and Compensation Committees. Mr. Gregory is Chairman and Chief Executive Officer of London Fog Corporation, an apparel manufacturer, and is the former Chairman and Chief Executive Officer of The Gitano Group, Inc., an apparel marketer, and the former President of VF Corporation, an apparel manufacturer and distributor.

Robert J. Hurst
     Mr. Hurst, age 52, has been a director of the Corporation since 1988, and is a member of the Executive and Nominating Committees. Mr. Hurst is an Executive Committee partner and head of the Investment Banking Division at Goldman, Sachs & Co., an investment banking firm. Mr. Hurst is also a director of VF Corporation.

Paul B. Ingrey
     Mr. Ingrey, age 58, has been a director of the Corporation since 1997, and is a member of the Audit and Finance Committees. Mr. Ingrey formerly served as President of F&G Re from 1983 through 1996. Mr. Ingrey is also a director of E.
W. Blanch Holdings, Inc.

Wilbur G. Lewellen
     Dr. Lewellen, age 60, has been a director of the Corporation since 1992, and is a member of the Compensation and Finance Committees. Dr. Lewellen is the Herman C. Krannert Distinguished Professor of Management at the Graduate School of Management at Purdue University.

Larry P. Scriggins
     Mr. Scriggins, age 61, has been a director of the Corporation since 1979, and is a member of the Finance and Nominating Committees. Mr. Scriggins is a partner and member of the Executive Committee of the law firm of Piper & Marbury, L.L.P.

Anne Marie Whittemore
     Ms. Whittemore, age 52, has been a director of the Corporation since 1993, and is a member of the Finance and Nominating Committees. She is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. Ms. Whittemore is also a director of Albemarle Corporation, Owens & Minor, Inc., Fort James Corporation and T. Rowe Price Associates, Inc.

R. James Woolsey
     Mr. Woolsey, age 56, has been a director of the Corporation since 1995, and is a member of the Audit and Finance Committees. Mr. Woolsey is a partner of the law firm of Shea & Gardner, and is the former Director of Central Intelligence, and the former Ambassador and U.S. Representative to the Negotiation on Conventional Armed Forces in Europe. Mr. Woolsey is also a director of Sun Healthcare Group, Inc., and Yurie Systems, Inc.

Item 11. Executive Compensation
11.1. Summary compensation table
     The following table reflects the compensation for the year 1997 of the Chief Executive Officer and the four highest paid persons who were executive officers of the Registrant at the end of 1997.


                                       Annual Compensation                           Long-Term Compensation
                                                                                 Number of
                                                                                Securities
Name and Principal                                                              Underlying          LTIP          All Other
Position                    Year      Salary         Bonus    Other (b)    Options Granted   Payouts (c)   Compensation (d)
----------------------------------------------------------------------------------------------------------------------------
Norman P. Blake, Jr.        1997    $907,614    $1,250,000    $      --            120,100    $1,032,651           $175,495
President and Chief         1996     858,815     1,100,000       16,901            252,900       952,525            153,223
Executive Officer           1995     805,769     1,499,983(a)    13,970            125,000            --            154,358

Dan L. Hale                 1997     434,112       346,516           --             25,800       425,118             47,520
Executive Vice President    1996     414,287       287,000        8,100             49,500       371,142             44,860
- Chief Financial Officer   1995     395,034       479,359(a)    10,065             35,000            --             42,446

John C. Sweeney             1997     421,739       280,000           --             24,700       327,150             43,164
Senior Vice President -     1996     394,486       250,000           --             22,300       185,394             40,221
Chief Investment Officer    1995     367,769       357,789(a)        --             29,700            --             37,394

John A. MacColl             1997     309,171       215,836           --             12,900       218,438             22,132
Executive Vice President    1996     295,987       173,000        6,808             25,000       187,607             21,016
and General Counsel         1995     285,262       265,182(a)     3,227             15,000            --             19,732

Harry N. Stout              1997     294,116       223,263           --             11,000       170,789             21,643
Executive Vice President,   1996     248,939       135,000        7,097             15,000       144,009             19,869
and President - F&G Life    1995     234,520       194,667(a)     5,953             15,000            --             18,781

                          --------------------------------------------------------------------------------------------------

Notes to summary compensation table:
     (a) Includes cash payments earned for 1995 under the Corporation's Long-Term Cash Incentive Plan of $499,983, $210,759, $118,789, $110,182 and
$63,367, respectively, for Messrs. Blake, Hale, Sweeney, MacColl and Stout. Pursuant to the USF&G Executive Deferred Bonus Payment Plan, a participant may elect to defer all or a portion of the annual cash bonus or payments under the Long-Term Cash Incentive Plan, with interest credited on such deferred amounts based on a composite five-year U.S. Treasury rate plus 1%. The Long-Term Cash Incentive Plan was replaced with the stock-based Long-Term Incentive Program (the "LTIP"). Payments under the LTIP are reported under the column entitled "LTIP Payouts".

     (b) Includes tax reimbursements related to the taxable income reported for the executive in cases where the spouse accompanied the executive on a business trip.

     (c) Beginning with the three-year cycle started January 1, 1994, the Corporation initiated the Long-Term Incentive Program, which is a stock-based plan approved by shareholders under which payments are based upon three-year cumulative operating income targets established at the beginning of each cycle. The payments reported in this column are the dollar value of the stock awards as of December 31 distributed or to be distributed for the three-year performance cycle.

     (d) Includes matching contributions made by the Corporation during 1997 to the Corporation's Capital Accumulation Plan (a 401(k) plan) of $4,750 each. Also includes premiums paid for split dollar life insurance policies for Messrs. Blake, Hale, Sweeney, MacColl and Stout, which in 1997 were $170,745, $42,770, $38,414, $17,382 and $16,893, respectively.

11.2. Stock option grants in 1997
The following table provides information on option grants in 1997 to the named executive officers.

                                 Number of
                                Securities       Percent of Total
                                Underlying     Options Granted to      Exercise or Base
                           Options Granted              Employees                 Price                             Grant Date
Name                           in 1997 (a)         in Fiscal Year             Per Share    Expiration Date   Present Value (b)
------------------------------------------------------------------------------------------------------------------------------
Norman P. Blake, Jr.               120,100                    5.0%               $22.50           03/14/07           $776,700
Dan L. Hale                         25,800                    1.1                 22.50           03/14/07            166,400
John C. Sweeney                     24,700                    1.0                 22.50           03/14/07            159,300
John A. MacColl                     12,900                    0.5                 22.50           03/14/07             83,200
Harry N. Stout                      11,000                    0.5                 22.50           03/14/07             71,000
                        ------------------------------------------------------------------------------------------------------

Notes to stock option grants table:
     (a) Options are exercisable for shares of the Corporation's common stock. One third of the options are exercisable after one year, two thirds are exercisable after two years, and all of the granted options are exercisable after three years. All options vest immediately if any person acquires 30 percent or more of the outstanding shares, if the Corporation's shareholders approve a merger, consolidation or sale of substantially all of the Corporation's assets, or if any shares are acquired pursuant to a tender offer (so-called "fundamental changes"). All of the options granted were non-qualified options and were granted at exercise prices equal to the fair market value of the Corporation's common stock on the date of grant.

     (b) Based on the Black-Scholes option pricing model assuming expected volatility equal to the one-year average volatility of 0.2113, expected dividend yield equal to the average three-year dividend yield of 1.13%, a risk free interest rate of 6.52%, and an expected option term of five years. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised; accordingly, there is no assurance that the executive will realize the values set forth above.

11.3. Aggregate option exercises and year-end values
     The following table provides information on option exercises in 1997 by the named executive officers and the value of such officers' unexercised options.

                Number of Securities           Value of Unexercised
               Underlying Unexercised          In-the-Money Options
                 Options at 12/31/97              at 12/31/97 (a)
Name         Exercisable   Unexercisable    Exercisable   Unexercisable
------------------------------------------------------------------------
Norman P.
   Blake, Jr.   825,980          630,375     $8,600,821      $3,846,320
Dan L. Hale     211,578           70,469      2,173,171         345,870
John C.
   Sweeney       65,733           49,467        553,542         194,960
John A.
   MacColl      104,068           34,567      1,002,108         167,152
Harry N.
   Stout (b)     35,301            9,300         55,125         117,158
             -----------------------------------------------------------

Notes to exercised/unexercised options table:
     (a) The value of in-the-money options was determined by taking the difference between $22.06 per share, which was the closing price of the Corporation's common stock on the last business day of the year, and the exercise price of each option.

     (b) None of the officers named above exercised any stock options during 1997 except for Mr. Stout who exercised 20,599 options during 1997 realizing a value of $156,032.

11.4. Long-Term Incentive Program awards in 1997

                     Performance
                    Period Until        Estimated Future Payment (a)
Name                      Payout       Threshold    Target   Maximum
---------------------------------------------------------------------
Norman P. Blake, Jr.     3 years          11,032    22,064    41,370
Dan L. Hale              3 years           4,522     9,043    16,956
John C. Sweeney          3 years           4,326     8,652    16,223
John A. MacColl          3 years           3,223     6,446    12,086
Harry N. Stout           3 years           3,207     6,414    12,026
                   --------------------------------------------------

Note to Long-Term Incentive Program awards table:
     (a) Number of share units awarded depends upon adjusted three-year cumulative operating income for the period 1997 - 1999, and may be zero if the minimum target is not reached, or, if such threshold is reached, between the threshold and maximum shown. Each share unit is the equivalent of one share of the Corporation's common stock.

     The Long-Term Incentive Program was established in 1994 by the Compensation Committee of the Board of Directors and approved by the shareholders. The LTIP provides for granting of performance awards that are payable in the Corporation's common stock. Awards are payable based upon performance goals established by the Compensation Committee at the beginning of each successive and overlapping three-year performance period. Performance goals consist of an adjusted three-year cumulative operating income target. The actual award is determined at the end of each three-year cycle based upon actual corporate performance. If actual performance falls below 85 percent of the targeted performance, then no awards will be paid out for that three-year cycle. The maximum award may be paid if actual performance equals or exceeds 115 percent of the three-year target performance. Participants will only receive the designated units, which are payable in shares of the Corporation's common stock, at the end of the three-year cycle (unless there is a "fundamental change", in which case they are prorated). The actual award received at the end of the three-year cycle may be reduced, but not increased, for the participants listed in the table, due to individual performance, business unit performance or overall corporate performance.

11.5. Pension plans
     The Corporation has a non-contributory, defined benefit pension plan which provides employees of the Corporation and designated subsidiaries with retirement benefits beginning at the normal retirement age of 65. The Corporation also maintains a supplemental retirement plan for senior executives that provides benefits that would otherwise be paid to them under the pension plan but for certain limitations imposed by the Internal Revenue Code. The following table shows the estimated benefits that would be payable at normal retirement age under the pension plan and the supplemental retirement plan if an individual had the specified years of service with the Corporation or designated subsidiaries and levels of average compensation covered by the plans.

                     Estimated Annual Benefit for Years of
     Average                   Service Indicated
Compensation    15 Years  20 Years   25 Years   30 Years  35 Years
-------------------------------------------------------------------
  $  150,000    $ 32,000  $ 43,000   $ 53,000   $ 64,000  $ 74,000
     175,000      38,000    50,000     63,000     75,000    87,000
     200,000      43,000    58,000     72,000     86,000   101,000
     225,000      49,000    65,000     81,000     97,000   114,000
     250,000      55,000    73,000     91,000    109,000   127,000
     300,000      66,000    88,000    109,000    131,000   153,000
     350,000      77,000   103,000    128,000    154,000   179,000
     400,000      88,000   118,000    147,000    176,000   206,000
     450,000     100,000   133,000    166,000    199,000   232,000
     500,000     111,000   148,000    184,000    221,000   258,000
     600,000     133,000   178,000    222,000    266,000   311,000
     700,000     156,000   208,000    259,000    311,000   363,000
     800,000     178,000   238,000    297,000    356,000   416,000
     900,000     201,000   268,000    335,000    401,000   468,000
   1,000,000     223,000   298,000    372,000    446,000   521,000
-------------------------------------------------------------------

     Compensation for purposes of computing benefits under these plans is generally an employee's base salary, plus commissions, overtime and annual incentive bonuses paid during an employee's service with the Corporation and its designated subsidiaries. Benefits are computed on the basis of a straight life annuity and are not subject to any deduction or offset for Social Security or other benefits. Mr. Blake is effectively covered under a separate plan described below. For purposes of calculating average annual compensation under these plans, 1997 compensation is as reported under the "Annual Compensation--Salary" and "Bonus" columns in the summary compensation table (refer to Item 11.1), except that payments under the Long-Term Cash Incentive Plan reported under the "Bonus" column for 1995 are excluded. Accordingly, 1997 compensation for calculating benefits for Messrs. Hale, Sweeney, MacColl and Stout was $780,628, $701,739, $525,007 and $517,379, respectively. The estimated credited years of service for each of such individuals is as follows: Mr. Hale, six years; Mr. Sweeney, four years; Mr. MacColl, nine years; and Mr. Stout, four years.

     A supplemental retirement contract with Mr. Blake provides a retirement benefit which, when combined with benefits from the Corporation's pension plan and his prior employer's pension plan, equals a life annuity beginning at age 65 of 60 percent of his highest consecutive three-year average annual covered compensation. Prior to November 26, 1993, covered compensation was equal to his salary plus annual incentive bonus. Although Mr. Blake voluntarily agreed to waive a substantial portion of his base salary payable after that date as described under Item 11.6, "Employment agreements; special severance arrangements", salary for purposes of the supplemental retirement contract will be determined without regard to that waiver and will be based on his "salary of record" described below. The Long-Term Cash Incentive Plan and the LTIP are excluded for purposes of calculating pension benefits. Estimated annual retirement benefits payable to Mr. Blake at age 65 would be $1,511,220 based upon 1997 covered compensation of $2,518,700, and $1,813,464 if average annual covered compensation increased to $3,022,440.

11.6. Employment agreements; special severance arrangements
     The Corporation entered into a five-year employment agreement with Mr. Blake in November 1990. In November 1993, the Corporation and Mr. Blake entered into a second employment agreement which extended the term of Mr. Blake's employment until November 1998. At the same time, Mr. Blake agreed to waive salary in excess of $750,000 and $800,000, respectively, for 1994 and 1995 in connection with an overall shift from fixed compensation to compensation tied to the Corporation's performance as measured by its stock price. The new employment agreement continues the effect of the base salary waiver and provides for base salary of $850,000 in 1996, which is the first year of the new term, and $900,000 and $950,000, respectively, in the second and final years. In the event Mr. Blake's employment is terminated by the Corporation for reasons other than serious cause, he is nevertheless entitled to be paid his base salary for the remainder of the extended term and receive benefits under all incentive, profit sharing, certain bonus and other executive and employee benefit plans. Provisions concerning health and other insurance and similar benefits as well as noncompetition arrangements are included in both the initial and the new employment contracts. All other benefits, including bonuses, stock option grants, insurance and retirement benefits, will be determined in accordance with the Corporation's regular programs and policies but will be based on the base salary he would have received without regard to the waiver ("salary of record"). The salary of record for 1997 was $1,268,700.

     In February 1997, the Board of Directors approved severance arrangements covering Messrs. Blake, Hale, Sweeney, MacColl and Stout and other executive officers in the event of a "change in control". The Corporation also approved separate arrangements for other senior officers in the event of involuntary separation following a change in control. The arrangements for executive officers provide for payments of between 1.5 and 3 times the sum of such executive's base salary and certain annual bonus and long-term incentive compensation amounts. The purpose of these arrangements is to promote stability despite widespread industry consolidation, provide an incentive for executives to stay before, during and after a change in control, and promote objectivity in evaluating strategic alternatives to maximize long-term shareholder value. The payments are made if the executive is terminated without cause or if he or she resigns for "good reason" (as defined in the severance agreement), in each case within two years following a change in control, or if the executive elects to leave within a sixty-day period beginning on the first anniversary of the change in control. For certain executives, these arrangements also provide for continuation of medical benefits for up to three years or until subsequently employed by another employer and for reimbursement of certain excise taxes. Participation in these arrangements is conditioned on the effected executive officers agreeing at the time of a change in control to continue their employment for not less than one year. Severance benefits payable under any of these arrangements are in lieu of any severance which would otherwise be payable.

     On January 19, 1998, the Corporation signed a definitive merger agreement with St. Paul. The merger contemplated by such agreement will, upon its completion, constitute a change in control for purposes of these severance arrangements. The information provided under the caption "Interests of Certain Persons in the Merger" in the Joint Proxy Statement/Prospectus of the Corporation and St. Paul relating to the merger is incorporated herein by reference, except that the following two sentences should be substituted for the last two sentences under the sub-caption entitled "1993 Stock Plan for Non-Employee Directors": As of February 25, 1998, the non-employee directors held in the aggregate 143,065 Vested Stock Units. Based on a price of St. Paul Common Stock equal to $87.375 and an exchange ratio of .2821, the estimated value of such Vested Stock Units to be paid to the non-employee directors is approximately $3,526,300.

     By letter agreement dated December 3, 1996, the Corporation entered into a Retention Agreement with Mr. Harry N. Stout. The terms of the agreement provide that, on December 31, 1998, Mr. Stout will be entitled to receive an amount equal to twenty-four months of base salary less withholding taxes. In the event of a sale or change in control of F&G Life, the retention bonus would be accelerated and paid upon the completion of the change in control of F&G Life. In addition, the agreement provides for accelerated vesting of outstanding stock options and LTIP stock awards and a gross-up for any golden parachute excise tax. By letter agreement dated December 1, 1997, the Corporation and Harry Stout confirmed that the retention agreement would not be triggered by a change in control of USF&G Corporation.

11.7. Directors' fees
     Directors who are not officers of the Corporation or its affiliates ("Directors") are paid $800 per committee meeting attended and $1,000 for attending Board meetings. Annual retainers have been established as follows:
Directors of the Corporation, $23,000 each; Chairperson of the Audit Committee, $7,500; Chairperson of the Compensation, Nominating and Finance Committees, $5,000 each; other members of the Audit, Finance, Nominating and Compensation Committees, $3,000 each; and any member of the Executive Committee not serving as Chairperson of any other committee, $3,000 each.

     Under the 1993 Stock Plan for Non-Employee Directors (the "Stock Plan"), directors receive shares of common stock in lieu of one-half of the regular $23,000 retainer. The number of shares credited per year is the lesser of 1,000 or the number of shares equal to $23,500 divided by the fair market value of the Corporation's common stock on the award date. Directors may elect to defer receipt of these shares, in which event the shares will be credited to the Director's account as stock units which are payable in shares at a later date. Directors may also elect to defer receipt of the remaining portion of the cash retainer and, as a result of amendments adopted in 1996, meeting fees. Deferral amounts are credited to the Director's account as stock units based on the fair market value of the Corporation's common stock on the date the deferred amounts would have otherwise been paid. The amendment also permitted Directors to make a one-time election to transfer amounts previously deferred under the cash deferred plan into stock units based on the fair market value of the Corporation's common stock on the transfer date.

     The Stock Plan also provides a retirement benefit payable to Directors in stock. The retirement benefit vests incrementally over ten years and the number of shares payable upon retirement after full vesting is equal to $50,000 divided by the fair market value of the stock on the date the Director is first elected to the Board. Directors who elected to waive their right to participate in a prior retirement arrangement will instead receive upon retirement a number of shares valued at the actuarial equivalent of the benefit otherwise payable under the prior arrangement.

     Under the Stock Incentive Plan of 1997, Directors are eligible to receive stock option grants. On March 13, 1998, each Director was granted 3,000 stock options. The exercise price was $25 3/16 per share, the fair market value of the Corporation's common stock on that date. The stock options vest ratably over three years and the term is ten years.

     Effective January 1, 1997, the Corporation entered into an Executive Consulting Agreement and Stock Appreciation Rights Plan and Agreement with Paul Ingrey, a director of the Corporation. The term of the Executive Consulting Agreement (the "Consulting Period") is five years unless earlier terminated by either party upon not less than six months prior notice by written agreement of the parties, by the death or disability of Mr. Ingrey, by the Corporation for good cause or upon violation of certain provisions of the Agreement. Under the Executive Consulting Agreement, Mr. Ingrey provides certain consulting services with respect to reinsurance and other matters and agrees not to compete with or solicit or hire any employees of the Corporation during the Consulting Period and further agrees to keep confidential certain trade secrets and other confidential and proprietary information of the Corporation. Under the Stock Appreciation Rights Plan and Agreement, Mr. Ingrey was granted 128,500 stock appreciation rights in consideration of the cancellation of stock options previously granted to him as an employee of the Corporation. Each stock appreciation right entitles Mr. Ingrey to receive a cash payment upon exercise equal to the difference between (i) the closing price of one share of the Corporation's common stock on the New York Stock Exchange for the last business day immediately preceding the date of exercise and (ii) the price specified in the Stock Appreciation Rights Plan and Agreement. The specified price ranges between $13.63 and $14.56. On March 9, 1998, 110,300 stock appreciation rights became fully vested and exercisable and the remaining 18,200 stock appreciation rights will become vested and exercisable on and after March 8, 1999. However, all stock appreciation rights become vested upon a change in control, which would include the pending merger with St. Paul. The stock appreciation rights, once vested, may be exercised at any time during the Consulting Period and for a period of ninety days thereafter provided Mr. Ingrey complies with the noncompetition, nonsolicitation and confidentiality provisions of the Executive Consulting Agreement.

11.8. Compensation Committee report
Compensation philosophy
     It is the philosophy of the Corporation to link executive compensation to sustained improvements in corporate performance and increases in shareholder value as measured by the Corporation's stock price. The following objectives have been adopted by the Compensation Committee as guidelines for compensation decisions:

          Provide a competitive total compensation package that enables the Corporation to attract and retain the key executive talent needed to accomplish its corporate goals.

          Integrate compensation programs with the Corporation's annual and long-term business objectives and strategy, and focus executive behavior on the fulfillment of those objectives.

          Provide variable compensation opportunities that are directly linked with the performance of the Corporation and that align executive remuneration with the interests of the shareholders.

     In addition, the Compensation Committee also considers the impact of
Section 162(m) of the Internal Revenue Code of 1986, which in certain circumstances disallows compensation deductions in excess of $1,000,000. This disallowance provision does not apply to performance-based compensation, commissions and certain other forms of compensation. The Compensation Committee has determined that in the normal course of business the Corporation's incentive compensation plans should comply, to the extent practicable, with the Internal Revenue Code's requirements for performance-based compensation with a view toward ensuring that the Corporation will be entitled to full deductibility of all compensation paid under those plans.

Compensation program
     The Compensation Committee is responsible for reviewing the Corporation's compensation program to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Corporation. The components of the compensation program for executives are described below.

     Base Salary: The factors considered in determining the appropriate salary are level of responsibility, prior experience and accomplishments, and the relative importance of the job in terms of achieving corporate objectives. Each executive's salary is reviewed annually. Adjustments may be recommended based upon individual performance, inflationary and competitive factors, and overall corporate results.

     Annual Incentive Compensation: Cash bonuses are paid annually based upon individual performance and relevant corporate performance measures, including operating income, and loss and expense ratios for the property/casualty and life insurance segments. These performance measures vary depending upon the executive and the related line of business. Bonuses are paid relative to the Corporation's performance as compared to certain performance targets established by the Compensation Committee at the beginning of the year. Target awards are established for each position as a percentage of base salary, and performance is assessed at the end of the year. For the executives named in the summary compensation table, operating income was the principal corporate performance measure used to determine bonus amounts. In addition, the named executives responsible for property/casualty or life insurance business units are also evaluated on additional performance targets such as the combined ratio, direct premiums, after-tax operating income, expenses and other factors for the business unit for which they are responsible. The Compensation Committee has established targets of 35 percent of base salary for possible bonus amounts for senior vice presidents and 40 percent of base salary for possible bonus amounts for executive vice presidents. These amounts are subject to adjustment depending upon actual corporate performance relative to the targets established at the beginning of the year and on individual performance measured against certain objectives tailored to the individual at the beginning of the year. The Compensation Committee awarded bonuses at the high end of the target ranges based on their evaluation of the achievement of performance goals, achievement of important strategic initiatives and individual performance for the named executive officers.

     Stock Options: Stock options granted under the Corporation's stock incentive plans for executive officers, all of which have previously been approved by shareholders, provide incentive to executives by giving them a strong economic interest in maximizing stock price appreciation, thereby better aligning their interests with the interests of the Corporation's shareholders. Accordingly, each executive's total compensation is highly dependent upon stock performance. Option exercise prices are set at 100 percent of fair market value on the date of grant and the options expire after ten years. The annual options granted by the Compensation Committee generally vest over a period of three years in order to encourage management continuity and to better tie compensation to long-term stock value, although vesting is accelerated in the event of certain events which constitute a "change of control". Executives are generally granted stock options annually. The value of stock options granted to executive officers is fixed at a percentage of salary, using the Black-Scholes option valuation model and the assumptions specified in the notes to the table in this Form 10-K entitled "Stock option grants in 1997" (refer to Item 11.2). This percentage is between 25 and 35 percent of salary for senior vice presidents and 50 percent of salary for executive vice presidents. These percentages are subject to adjustment to as low as zero or as high as 150 percent of the target, depending upon the executive's performance in the prior year and his/her potential for future contribution. The stock option grants made in 1997 were within these target ranges.

     Long-Term Incentive Program: Beginning with the three-year cycle starting in 1994, and each three-year cycle beginning on each year thereafter, awards are made annually under the Long-Term Incentive Program which was approved by shareholders in 1994. The LTIP ties compensation to three-year cumulative operating income targets established at the beginning of each cycle. Compensation under the LTIP is payable only at the end of each three-year cycle and then payable in shares of the Corporation's common stock. A target amount to be paid to each participant is established as a percentage of the participant's salary. The targeted value is based on the then current value of the Corporation's common stock; accordingly, the ultimate value of the award varies directly with the market price for such shares. For the senior executives named in the summary compensation table (refer to Item 11.1), other than the Chief Executive Officer, the targets range from 35 to 50 percent of salary. The LTIP grants made in 1997 were within these target ranges.

Compensation of Chief Executive Officer
     The Compensation Committee attempts to establish base salary levels consistent with the median base salary for executives in similar positions within a peer group of approximately thirty major insurance companies. Total compensation, however, is weighted more heavily toward incentive compensation by attempting to establish annual bonuses, stock options and long-term compensation at levels within the top quartile of this peer industry group. The increased weighting toward incentive and stock-based compensation reinforces the connection between shareholder interests and executive pay.

     Mr. Blake joined the Corporation on November 27, 1990. The selection by the Board of Mr. Blake was made in light of the Corporation's circumstances, requiring significant redirection and restructuring of the Corporation, and in light of Mr. Blake's experience, record and reputation in the financial services industry.

     Mr. Blake's base salary for 1997 was $907,614. This base salary reflects a voluntary waiver of a substantial portion of the salary of record otherwise payable under his employment agreement. The waiver occurred in 1993 in exchange for stock options and other stock-based compensation. In recognition of this waiver and emphasis on stock-based compensation, other components of compensation, including his annual stock option awards, continue to be based on the salary of record. Mr. Blake's salary of record for these purposes was $1,268,700 for 1997. Mr. Blake's employment agreement, including the waiver, is discussed more fully in Item 11.6, "Employment agreements; special severance arrangements".

     For 1997, Mr. Blake received total cash payments of $2,157,614 in salary and bonus, as well as 46,811 shares of common stock under the 1995-1997 cycle of the LTIP, all as shown in the summary compensation table (refer to Item 11.1). The Compensation Committee considers this level of payment appropriate in view of Mr. Blake's leadership of the Corporation in terms of earnings growth, balance sheet strength, creation of shareholder value and improvement in management processes at the Corporation.

     In 1997, the Compensation Committee also granted Mr. Blake 120,100 stock options which, in the ordinary course, vest ratably over a three-year period, subject to accelerated vesting in the event of a change of control.

     The Compensation Committee established Mr. Blake's target annual cash bonus for 1997 at 50 percent of his salary of record, subject to reduction to as little as zero or increase to as much as 100 percent of his salary of record. The Compensation Committee awarded Mr. Blake a cash bonus of $1,250,000 for 1997, representing approximately 99 percent of his salary of record. In determining Mr. Blake's 1997 annual bonus, the Compensation Committee reviewed the Corporation's performance and Mr. Blake's individual performance against a detailed set of performance objectives which were approved by the Compensation Committee. These objectives set forth five principal categories of responsibility, as well as objectives under each category, as briefly described below.

     Financial Performance: This responsibility consisted of achieving targeted financial objectives without compromising the financial integrity or long-term profit performance of the Corporation. Targets were set for consolidated revenues of $3.4 billion, consolidated after-tax operating income of $194 million, consolidated net income of $183 million, net earnings per share (diluted) of $1.50 and return on equity on a net income basis of 9.7%.

     Strategy and Business Development: This responsibility consisted of developing and implementing business strategies to leverage the strengths and knowledge base of the Corporation, enhance shareholder value, and provide long-term viability and improved profitability. Targets related to, among other things, reviewing strategic alternatives for mergers and acquisitions and implementation of strategies to emphasize high-margin lines of business and improve marginal lines, including, specifically, increases in the percentage of small commercial business for FBIG and growth in certain aspects of the Specialty Businesses.

     Strategic Resource Development: This responsibility consisted of developing critical resources to support overall business strategies, and was divided into the categories of financial resources and information systems. Financial resource targets included calling for redemption the Corporation's $4.10 Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), implementing a stock repurchase program or dividend increase, and improving F&G Life's investment performance through the sale of lower-yield, aged structured settlements. Information systems targets included completing development and implementation of systems to support FBIG and the Claim Reception Center, and full implementation of agency interface capability in the non-standard automobile business and underwriter workstations.

     Organization and Human Resource Development: This responsibility consisted of developing a plan to ensure the continued strength of management, including a review of existing management strengths, succession plans and incentive and retention plans.

     Investor, Regulatory and Public Relations: This responsibility consisted of strengthening relationships with constituencies outside of the Corporation, particularly investor groups, financial analysts and regulators.

     The Corporation's actual performance met or exceeded all targets under the 1997 financial performance objectives. Evaluations of Mr. Blake's performance of the remaining responsibilities were less quantitative, but the Compensation Committee determined that Mr. Blake met or exceeded virtually all of the other targeted objectives. Of major importance, the Compensation Committee noted that significant Strategy and Business Development objectives and Organization and Human Resource Development objectives were realized by virtue of the acquisition of Titan and the pursuit and negotiation of the pending merger with St. Paul. Each of these transactions is expected to result in synergistic value to the Corporation's businesses and enhanced value for the Corporation's shareholders. The Compensation Committee noted significant improvement in the Corporation's overall business mix, with significant growth and expansion of the Corporation's Specialty Businesses. Development and implementation of technology support systems were completed on a timely basis, resulting in improved productivity and service. In addition, the Corporation completed its significant share repurchase program, modestly increased its dividend and improved its balance sheet by calling for redemption the remaining balance of the Series A Preferred Stock and issuing capital securities, significantly reducing the Corporation's financial leverage and improving its liquidity. The Compensation Committee also noted the long-term increase in shareholder value created under Mr. Blake's leadership during his tenure and as reflected in the stock performance graph below.

     Although the Compensation Committee did not assign specific weights to any of the categories or targeted objectives, it did place greater weight on financial performance and accomplishment of strategic responsibilities, especially the pursuit and negotiation of the pending merger with St. Paul. The Compensation Committee's review and the basis for determining Mr. Blake's compensation was based on an overall assessment of Mr. Blake's performance and contributions to the Corporation. The Compensation Committee concluded that Mr. Blake's compensation was appropriate in light of his performance as Chief Executive Officer.

Compensation Committee members
George L. Bunting, Jr., Chairperson
Michael J. Birck
Robert E. Davis
Kenneth M. Duberstein
Robert E. Gregory, Jr.
Wilbur G. Lewellen

Stock performance graph
     The following graph compares cumulative total return of the Corporation's common stock, the S&P 500 Index, and the S&P Property-Casualty Insurance Group over a five-year period beginning December 31, 1992. The companies included in the S&P Property-Casualty Insurance Group are: Allstate Corporation, Chubb Corporation, Cincinnati Financial, General Re Corporation, Progressive Corporation, SAFECO Corporation, St. Paul and USF&G. The cumulative total return is calculated assuming reinvestment of dividends. The stock price performance on this graph is not necessarily indicative of future performance.


[GRAPH  (caption) Comparison of Five-Year Cumulative Total Return Among USF&G,
                  S&P 500 Index and S&P Property-Casualty Insurance Index (data points are the same as those disclosed in the following table)]


                         December December December December December December
                             1992     1993     1994     1995     1996     1997
                        -------------------------------------------------------
USF&G Corporation            $100     $121     $113     $142     $177     $189
S&P 500 Index                 100      110      112      153      189      252
S&P P-C Insurance Index       100       98      103      140      170      247
                        -------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table shows the number of shares of the Corporation's common stock beneficially owned by (i) each person known to the Corporation to beneficially own more than five percent of the outstanding common stock, (ii) each director, (iii) each executive named in the summary compensation table shown in Item 11.1, and (iv) all directors and executive officers as a group. None of the beneficial holdings of common stock listed below represents in excess of 1 percent of the total issued and outstanding shares. The directors and executive officers as a group own 1.9 percent of the total issued and outstanding shares. The information set forth below has been calculated as of February 20, 1998. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting or investment power and also any shares which the person has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

                                      Amount and Nature
                                          of Beneficial
Name of Beneficial Owner                      Ownership
--------------------------------------------------------
H. Furlong Baldwin                        9,000  (a)(b)
Michael J. Birck                          8,000     (b)
Norman P. Blake, Jr.                  1,127,060     (c)
George L. Bunting, Jr.                   16,900     (b)
Robert E. Davis                           1,500     (b)
Kenneth M. Duberstein                     2,000     (b)
Dale F. Frey                              8,762     (d)
Robert E. Gregory, Jr.                    6,000     (b)
Dan L. Hale                             285,740     (e)
Robert J. Hurst                          10,324  (b)(f)
Paul B. Ingrey                           17,814
Wilbur G. Lewellen                        6,800     (b)
John A. MacColl                         141,246     (g)
Larry P. Scriggins                        3,234     (b)
Harry N. Stout                           56,664     (h)
John C. Sweeney                          63,531     (i)
Anne Marie Whittemore                     1,500     (b)
R. James Woolsey                          2,236     (b)
All directors and executive
  officers as a group (25 persons)    2,284,609     (j)
                                 -----------------------

Notes to security ownership table:
     (a) Excludes shares held in various fiduciary capacities by the trust department of Mercantile Safe-Deposit and Trust Company, a wholly-owned subsidiary of Mercantile Bankshares Corporation, of which Mr. Baldwin is a director and executive officer.

     (b) Includes 1,000 shares subject to outstanding stock options which are exercisable within 60 days. Under the 1993 Stock Plan for Non-Employee Directors, Directors receive a portion of their annual retainer fees and certain retirement benefits in the form of common stock units or shares of common stock of the Corporation. The shareholdings listed in the table do not include the following fully vested common stock units: Mr. Baldwin, 27,130; Mr. Birck, 9,999; Mr. Bunting, 17,539; Mr. Davis, 15,515; Mr. Duberstein, 3,578; Mr.
Gregory, 11,306; Mr. Hurst, 18,650; Mr. Lewellen, 6,071; Mr. Scriggins, 25,452; Ms. Whittemore, 6,225; and Mr. Woolsey, 1,600.

     (c) Includes 83,214 shares directly owned, 991,985 shares subject to outstanding stock options which are exercisable within 60 days, 5,050 shares owned by children of Mr. Blake and 46,811 shares to be issued within 60 days under the LTIP.

     (d) Excludes shares acquired by Trustees of General Electric Pension Trust and other entities advised by affiliates of General Electric Company pursuant to the Stock Purchase Agreement dated June 3, 1991.

     (e) Includes 248,347 shares subject to outstanding stock options which are exercisable within 60 days and 19,271 shares to be issued within 60 days under the LTIP.

     (f) Includes 3,324 shares beneficially owned in charitable trust.

     (g) Includes 124,700 shares subject to outstanding stock options which are exercisable within 60 days and 9,902 shares to be issued within 60 days under the LTIP.

     (h) Includes 43,566 shares subject to outstanding stock options which are exercisable within 60 days and 7,742 shares to be issued within 60 days under the LTIP.

     (i) Includes 41,299 shares subject to outstanding stock options which are exercisable within 60 days and 14,830 shares to be issued within 60 days under the LTIP.

     (j) Subject to the notes set forth above. Includes 1,905,304 shares subject to outstanding stock options which are exercisable within 60 days and 135,240 shares to be issued within 60 days under the LTIP. Excludes a total of 143,065 fully vested common stock units held by Directors pursuant to the 1993 Stock Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions
     In the ordinary course of business, USF&G Company has written fidelity, surety, fire and casualty, liability, or other insurance for certain companies of which Directors are officers, and surety bonds on projects that may be financed in whole or in part by loans made by banks of which Directors are officers. All these writings involve insurance premiums for which rate filings are made and premium rates are approved as required by applicable insurance regulations. In addition, the Corporation, in the ordinary course of business, utilizes bank depository, lending, trustee and other banking services provided by banks of which Directors may be officers or directors.

     Robert J. Hurst, a Director of the Corporation, is a partner of Goldman, Sachs & Co., which performed investment banking services for the Corporation in 1997.

     Larry P. Scriggins, a Director of the Corporation, is a member of the law firm of Piper & Marbury, L.L.P., which performed legal services for the Corporation in 1997.

USF&G CORPORATION     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) (1) Financial Statements
     The following consolidated financial statements of USF&G Corporation and its subsidiaries, included in the Registrant's Form 8-K filed on February 26, 1998, are incorporated by reference in Item 8.

     Consolidated Statement of Operations
     Consolidated Statement of Financial Position
     Consolidated Statement of Cash Flows
     Consolidated Statement of Shareholders' Equity
     Notes to Consolidated Financial Statements
     Report of Independent Auditors

(2) Schedules
     The following consolidated financial statement schedules of USF&G Corporation and its subsidiaries are included in Item 14.

Page 25 Schedule I.   Summary of Investments - Other than Investments in Related
                      Parties
  26-28 Schedule II.  Condensed Financial Information of Registrant
     29 Schedule III. Supplementary Insurance Information
     30 Schedule IV.  Reinsurance
     31 Schedule VI.  Supplemental Information Concerning Consolidated Property/
                      Casualty Insurance Operations

     All other schedules specified by Article 7 of Regulation S-X are not required pursuant to the related instructions or are inapplicable; therefore, they have been omitted.

(3) Exhibits
     The following exhibits are included in Item 14.

Page 32 Exhibit 11    Computation of Earnings Per Share
     33 Exhibit 12    Computation of Ratio of Consolidated Earnings to Fixed
                      Charges, Distributions on Capital Securities and Preferred
                      Stock Dividends

     A copy of all other exhibits not included with this Form 10-K may be obtained without charge upon written request to the corporate secretary at the address shown on page 34 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as an exhibit are denoted with an asterisk.

Exhibit 2
     Agreement and Plan of Merger Among USF&G Corporation, The St. Paul Companies, Inc., and SP Merger Corporation. Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed February 27, 1998, File No. 0-3021.

Exhibit 3A
     Charter of USF&G Corporation. Incorporated by reference to Exhibit 3A to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 3B
     Amended By-laws of USF&G Corporation. Incorporated by reference to Exhibit 3B to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 4A
     Amended and Restated Rights Agreement dated as of March 11, 1997 between USF&G Corporation and The Bank Of New York. Incorporated by reference to the Registrant's Form 8-K and Form 8-A/A as filed on March 13, 1997 and February 25, 1998, respectively, File No. 1-8233.

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

Exhibit 4F
     Form of $250 Million Five-Year Credit and Reimbursement Agreement dated as of December 18, 1997 among USF&G Corporation, the banks listed therein, Morgan Guaranty Trust Company of New York, as administrative agent, and Deutsche Bank AG, New York Branch, as document agent.

Exhibit 4G
     Form of $200 Million 364-Day Credit and Reimbursement Agreement dated as of December 18, 1997 among USF&G Corporation, the banks listed therein, Morgan Guaranty Trust Company of New York, as administrative agent, and Deutsche Bank AG, New York Branch, as documentation agent.

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

Exhibit 4K
     Documents related to USF&G Capital I. Incorporated by reference to Exhibit 4K to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 4L
     Documents related to USF&G Capital II. Incorporated by reference to Exhibit 4L to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 4M
     Documents related to USF&G Capital III. Incorporated by reference to
Exhibit 4 to the Registrant's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8233.

Exhibit 10A*
     Stock Option Plan of 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated July 28, 1987, File No. 33-16111.

Exhibit 10B*
     Employment Agreement dated November 20, 1990 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

Exhibit 10C*
     USF&G Supplemental Executive Retirement Agreement dated November 20, 1990 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to
Exhibit 10B to the Registrant's Form 10-K for the year ended December 31, 1990, File No. 1-8233.

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

Exhibit 10F*
     Stock Incentive Plan of 1997. Incorporated by reference to Exhibit 10F to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 10G*
     Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 4(a) to the Registrant's Form S-8 Registration Statement as filed February 11, 1992, File No. 33-45664.

Exhibit 10H*
     Form of Stock Option Agreement used in connection with the Stock Option Plan of 1987, Stock Option Plan of 1990 and Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10I*
     Amended and Restated 1993 Stock Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 10J*
     Employment Agreement dated November 10, 1993 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10K to the Registrant's Form 10-K for the year ended December 31, 1993, File No.
1-8233.

Exhibit 10K*
     Stock Option Agreement dated November 10, 1993 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10L to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10L*
     Stock Option Agreement dated November 10, 1993 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10M to the Registrant's Form 10-K for the year ended December 31, 1993, File No.
1-8233.

Exhibit 10M*
     Waiver dated November 10, 1993 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10N to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10N*
     First Amendment to USF&G Supplemental Executive Retirement Agreement dated November 10, 1993 between USF&G Corporation and Norman P. Blake, Jr. Incorporated by reference to Exhibit 10O to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10O*
     USF&G Supplemental Retirement Plan. Incorporated by reference to Exhibit 10Q to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 1-8233.

Exhibit 10P*
     Amended and Restated Stock Incentive Plan of 1991. Incorporated by reference to Exhibit 10R to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

Exhibit 10Q*
     Long-Term Incentive Program. Incorporated by reference to Exhibit 10S to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 1-8233.

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

Exhibit 10T*
     Description of Executive Severance Plan in the Event of a Change in Control. Incorporated by reference to Exhibit 10T to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 10U
     Coinsurance Contract dated as of July 26, 1996 among Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company. Incorporated by reference to Exhibit 10U to the Registrant's Form 10-K for the year ended December 31, 1996, File No. 1-8233.

Exhibit 10V
     Material Contracts related to Titan Holdings, Inc. Incorporated by reference to Exhibit 10A to the Registrant's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8233.

Exhibit 10W*
     Material Contracts regarding USF&G executive severance. Incorporated by reference to Exhibit 10B to the Registrant's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8233.

Exhibit 10X
     Stock Option Agreement between The St. Paul Companies, Inc., and USF&G Corporation. Incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed February 27, 1998, File No. 0-3021.

Exhibit 10Y*
     Letter Agreements dated December 3, 1996 and December 1, 1997 between Harry
N. Stout and USF&G Corporation.

Exhibit 10Z*
     Letter Agreement dated October 14, 1997 between Gary C. Dunton and USF&G Corporation.

Exhibit 10AA*
     Stock Appreciation Rights Agreement dated July 24, 1996 between Paul B. Ingrey and USF&G Corporation.

Exhibit 10BB*
     Consulting Agreement dated July 24, 1996 between Paul B. Ingrey and USF&G Corporation.

Exhibit 11
     Computation of earnings per share.

Exhibit 12
     Computation of ratio of consolidated earnings to fixed charges, distributions on capital securities and preferred stock dividends.

Exhibit 21
     Subsidiaries of the Registrant.

Exhibit 23
     Consent of Independent Auditors.

Exhibit 99
     The "Interests of Certain Persons in the Merger" section of the Joint Proxy Statement/Prospectus of USF&G Corporation and The St. Paul Companies, Inc., dated February 27, 1998, File No. 0-3021. Incorporated by reference, except for the modifications noted in Part III, Item 11.6 of this Form 10-K.

     All other exhibits specified by Item 601 of Regulation S-K are not required pursuant to the related instructions or are inapplicable; therefore, they have been omitted.

(b) Reports on Form 8-K
     The Registrant filed no reports on Form 8-K during the fourth quarter of 1997.

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

Dated at Baltimore, Maryland
March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

         /s/ NORMAN P. BLAKE, JR.
         Norman P. Blake, Jr.
         Chairman of the Board, President,
         and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

         /s/ DAN L. HALE
         Dan L. Hale
         Executive Vice President and
         Chief Financial Officer

Dated at Baltimore, Maryland
March 30, 1998


Directors

/s/ H. FURLONG BALDWIN
H. Furlong Baldwin

/s/ MICHAEL J. BIRCK
Michael J. Birck

/s/ GEORGE L. BUNTING, JR.
George L. Bunting, Jr.

/s/ ROBERT E. DAVIS
Robert E. Davis

/s/ KENNETH M. DUBERSTEIN
Kenneth M. Duberstein

/s/ DALE F. FREY
Dale F. Frey

/s/ ROBERT E. GREGORY, JR.
Robert E. Gregory, Jr.

/s/ ROBERT J. HURST
Robert J. Hurst

/s/ PAUL B. INGREY
Paul B. Ingrey

/s/ WILBUR G. LEWELLEN
Wilbur G. Lewellen

/s/ LARRY P. SCRIGGINS
Larry P. Scriggins

/s/ ANNE MARIE WHITTEMORE
Anne Marie Whittemore

/s/ R. JAMES WOOLSEY
R. James Woolsey

USF&G CORPORATION     Schedule I. Schedule of Investments - Other than
                      Investments in Related Parties

                                                                    At December 31, 1997
                                                                                      Amount at which
                                                                                         shown in the
                                                                     Market    Consolidated Statement
(in millions)                                             Cost        Value     of Financial Position
                                                     -------------------------------------------------
Fixed Maturities Available for Sale:
   United States Government agencies and authorities   $ 1,872       $1,912                   $ 1,912
   States, municipalities and political subdivisions     1,209        1,261                     1,261
   Foreign governments                                     172          182                       182
   Public utilities                                        320          332                       332
   All other corporate bonds                             4,610        4,808                     4,808
                                                     -------------------------------------------------
      Total fixed maturities available
         for sale                                        8,183        8,495                     8,495
                                                     -------------------------------------------------
        Total fixed maturities                           8,183        8,495                     8,495
                                                     -------------------------------------------------
Equity Securities:
   Common Stocks:
      Banks, trusts and insurance companies                  2            3                         3
      Industrial, miscellaneous and all other               19           16                        16
                                                     -------------------------------------------------
        Total common stocks                                 21           19                        19
   Nonredeemable preferred stocks                           30           30                        30
                                                     -------------------------------------------------
      Total equity securities                               51           49                        49
                                                     -------------------------------------------------
Short-term investments                                     571          571                       571
Mortgage loans                                             641          658                       641
Real estate acquired in satisfaction of debt (A)            94                                     94
Other real estate (A)                                      242                                    242
Other invested assets (A)                                  852                                    852
                                                     -------------------------------------------------
   Total investments                                   $10,634                                $10,944
                                                     -------------------------------------------------

(A) Market value not readily available.

USF&G CORPORATION     Schedule II.  Condensed Financial Information of
                      Registrant - Statement of Financial Position (Parent
                      Company)


                                                         At December 31
(in millions)                                          1997            1996
                                            ---------------------------------
Assets
   Cash                                              $    5          $   --
   Short-term investments                                --               4
   Investment in subsidiaries, at equity              3,396           3,021
   Due from subsidiaries                                 94              99
   Other assets                                          10               8
                                            ---------------------------------
      Total assets                                   $3,505          $3,132
                                            ---------------------------------

Liabilities
   Debt (short-term and current maturities
      of long-term, 1997, $180; 1996, $--)           $  812          $  577
   Dividends payable to shareholders                     14              10
   Due to insurance subsidiaries                         44              36
   Due to noninsurance subsidiaries                     366             386
   Other liabilities                                    192             154
                                            ---------------------------------
      Total liabilities                               1,428           1,163
                                            ---------------------------------

Shareholders' Equity
   Preferred stock                                       --             200
   Common stock                                         291             286
   Paid-in capital                                    1,126           1,091
   Net unrealized gains on investments and
      foreign currency                                  167              62
   Retained earnings                                    493             330
                                            ---------------------------------
      Total shareholders' equity                      2,077           1,969
                                            ---------------------------------
      Total liabilities and shareholders'
         equity                                      $3,505          $3,132
                                            ---------------------------------

See Note to Condensed Financial Information.

USF&G CORPORATION     Schedule II.  Condensed Financial Information of
                      Registrant - Statement of Operations (Parent Company)

                                                             Years Ended December 31
(in millions)                                                 1997     1996     1995
                                                          ----------------------------
Revenues
   Net investment income:
      Dividends from subsidiaries                             $200     $282     $114
      Interest expense on loans from subsidiaries              (20)     (11)     (12)
      Other                                                      1       (1)      (3)
   Other revenues:
      From subsidiaries                                         --        6        7
      From others                                               --       --        1
                                                          ----------------------------
        Revenues before net realized gains (losses)            181      276      107
   Net realized gains (losses) on investments                    4       (3)      (4)
                                                          ----------------------------
      Total revenues                                           185      273      103
                                                          ----------------------------
Expenses
   Facilities exit costs/(sublease income)                      --      (69)      (6)
   Interest expense                                             47       38       42
   Lease expense                                                --       18       21
   Other operating expense                                      49        9       15
   Foreign currency losses                                      --       --        1
                                                          ----------------------------
      Total expenses                                            96       (4)      73
                                                          ----------------------------
   Income from operations before income taxes and equity
      in undistributed earnings of subsidiaries                 89      277       30
   Provision for income taxes (benefit)                          1       (3)     (15)
                                                          ----------------------------
   Income from operations before equity in undistributed
      earnings of subsidiaries                                  88      280       45
   Equity in undistributed earnings of subsidiaries            106      (19)     164
                                                          ----------------------------
      Net income                                              $194     $261     $209
                                                          ----------------------------

See Note to Condensed Financial Information.

USF&G CORPORATION     Schedule II.  Condensed Financial Information of
                      Registrant - Statement of Cash Flows (Parent Company)

                                                              Years Ended December 31
(in millions)                                                 1997     1996     1995
                                                          ----------------------------
Net Cash (Used in) Provided from Operating Activities        $ (45)   $ 227    $  40
                                                          ----------------------------

Net Cash (Used in) Provided from Investing Activities           (7)      (4)       2
                                                          ----------------------------

Financing Activities
   Net borrowings (repayments) of short-term debt                2       --     (215)
   Intercompany advances, net                                  164      (21)      21
   Long-term borrowings                                         --       --      228
   Repayments of long-term borrowings                           --     (114)     (30)
   Issuance of junior subordinated deferrable
      interest debentures                                      204       98       --
   Issuances of common stock                                    21       11        6
   Repurchases of common stock                                (101)    (150)      --
   Redemption of preferred stock                              (200)      (2)      --
   Cash dividends paid to shareholders                         (33)     (45)     (53)
                                                          ----------------------------
      Net cash provided from (used in) financing activities     57     (223)     (43)
                                                          ----------------------------
   Increase (decrease) in cash                                   5       --       (1)
   Cash at beginning of year                                    --       --        1
                                                          ----------------------------
      Cash at end of year                                   $    5    $  --    $  --
                                                          ----------------------------

See Note to Condensed Financial Information.

Note to Condensed Financial Information
     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Form 8-K filed on February 26, 1998, incorporated herein by reference. Certain amounts have been reclassified to conform to the 1997 presentation. The parent company's provision for income taxes is based on the Corporation's consolidated federal income tax allocation policy.

     Effective June 1, 1995, USF&G Company declared an extraordinary dividend payable to USF&G Corporation for the amount of its equity in F&G Life. This dividend is excluded from "Dividends from Subsidiaries" in the condensed statement of operations since the transaction represented a change in ownership structure rather than a distribution of earnings from a subsidiary.

USF&G CORPORATION     Schedule III.  Supplementary Insurance Information

                                    At December 31                                     Years Ended December 31
                                     Unpaid
                                    losses,
                                       loss               Other                           Losses, Amortization
                         Deferred  expenses             policy-                   Net        loss  of deferred
                           policy       and            holders'            investment    expenses       policy      Other
                      acquisition    policy  Unearned     funds   Premium      income  and policy  acquisition  operating  Premiums
(in millions)               costs  benefits  premiums       (A)   revenue         (A)    benefits        costs   expenses   written
                      --------------------------------------------------------------------------------------------------------------
1997
Property/Casualty Insurance:
  CIG                        $113   $ 2,349    $  368              $  936                  $  714         $236       $ 79    $  923
  FBIG                        103     1,580       404                 932                     699          237         74       860
  Surety                       49        92       117                 189                      67           64         35       210
  Discover Re                   6        70       103                  29                      20            3          3        45
  F&G Re                       10       937        39                 459                     294          135          5       414
  Reinsurance receivable       --     1,172       117                  --                      --           --         --        --
                      --------------------------------------------------------------------------------------------------------------
    Property/casualty         281     6,200     1,148       $13     2,545        $443       1,794          675        196     2,452
Life insurance                187     3,816        --        61       137         253         277           12         34       N/A
                      --------------------------------------------------------------------------------------------------------------
  Total                      $468   $10,016    $1,148       $74    $2,682        $696      $2,071         $687       $230    $2,452
                      --------------------------------------------------------------------------------------------------------------
1996
Property/Casualty Insurance:
  CIG                        $105   $ 2,508    $  354              $  954                  $  708         $249       $100    $  964
  FBIG                        122     1,526       436                 990                     782          265        120       989
  Surety                       40        79       100                 141                      55           63         19       160
  Discover Re                   2        61        72                  22                      17            2          2        27
  F&G Re                       21       871        82                 479                     306          120          2       499
  Reinsurance receivable       --       987        69                  --                      --           --         --        --
                       -------------------------------------------------------------------------------------------------------------
    Property/casualty         290     6,032     1,113       $12     2,586        $441       1,868          699        243     2,639
Life insurance                166     3,552        --        79       145         269         313            8         43       N/A
                      --------------------------------------------------------------------------------------------------------------
  Total                      $456   $ 9,584    $1,113       $91    $2,731        $710      $2,181         $707       $286    $2,639
                      --------------------------------------------------------------------------------------------------------------
1995
Property/Casualty Insurance:
  CIG                        $122   $ 2,531    $  382              $  876                  $  662         $252       $ 71    $  921
  FBIG                        122     1,680       404                 982                     732          268        126       974
  Surety                       30        44        61                 119                      44           53          9       129
  Discover Re                   2        50        36                  25                      20            4          5        27
  F&G Re                       12       808        57                 490                     344          107          5       512
  Reinsurance receivable       --       984       115                  --                      --           --         --        --
                      --------------------------------------------------------------------------------------------------------------
    Property/casualty         288     6,097     1,055       $ 9     2,492        $438       1,802          684        216     2,563
Life insurance                146     3,719        --        80       174         306         376           30         41       N/A
                      --------------------------------------------------------------------------------------------------------------
  Total                      $434   $ 9,816    $1,055       $89    $2,666        $744      $2,178         $714       $257    $2,563
                      --------------------------------------------------------------------------------------------------------------

     (A) Other policyholders' funds and net investment income are not allocated to property/casualty categories.
     N/A - Not applicable to life insurance pursuant to Rule 12-16 of Regulation S-X.

USF&G CORPORATION     Schedule IV.  Reinsurance

                                                     Years Ended December 31
                                                  Ceded       Assumed                  Percentage
                                     Gross     to other    from other        Net        of amount
(in millions)                       amount    companies     companies     amount  assumed to net*
                                 -----------------------------------------------------------------
1997
Life insurance in force            $10,613       $1,785          $134    $ 8,962             1.5%
                                 -----------------------------------------------------------------
Premiums Earned:
   Life insurance                  $   143       $    7          $  1    $   136              .4%
   Accident/health insurance            --           --             1          1            99.1
   Property/casualty insurance       2,386          414           573      2,545            22.5
                                 -----------------------------------------------------------------
      Total                        $ 2,529       $  421          $575    $ 2,682            21.4%
                                 -----------------------------------------------------------------

1996
Life insurance in force            $10,580       $1,220          $149    $ 9,509             1.6%
                                 -----------------------------------------------------------------
Premiums Earned:
   Life insurance                  $   153       $    9          $ --    $   144              .3%
   Accident/health insurance            --           --             1          1           102.1
   Property/casualty insurance       2,346          369           609      2,586            23.5
                                 -----------------------------------------------------------------
      Total                        $ 2,499       $  378          $610    $ 2,731            22.3%
                                 -----------------------------------------------------------------

1995
Life insurance in force            $11,237       $1,305          $154    $10,086             1.5%
                                 -----------------------------------------------------------------
Premiums Earned:
   Life insurance                  $   178       $    5          $ --    $   173              .2%
   Accident/health insurance            --           --             1          1            98.4
   Property/casualty insurance       2,253          398           637      2,492            25.6
                                 -----------------------------------------------------------------
      Total                        $ 2,431       $  403          $638    $ 2,666            23.9%
                                 -----------------------------------------------------------------

     *Certain percentages are calculated from amounts in thousands and may not equal the percentage calculated from amounts reported in millions.

USF&G CORPORATION     Schedule VI.  Supplemental Information Concerning
                      Consolidated Property/Casualty Insurance Operations

                                                            At December 31
(in millions)                                           1997              1996
                                                    ----------------------------
Deferred policy acquisition costs                     $  281            $  290
Reserves for unpaid losses and loss expenses           6,200             6,032
Discount deducted from reserves (A)                      401               353
Unearned premiums                                      1,148             1,113
                                                    ----------------------------


                                                Years Ended December 31
(in millions)                          1997             1996              1995
                                   ---------------------------------------------
Premiums earned                      $2,545           $2,586            $2,492
Net investment income                   443              441               438
Losses and Loss Expenses
Incurred Related To:
   Current year                       1,933            2,030             1,856
   Prior years                         (139)            (162)              (54)
Amortization of deferred policy
   acquisition costs                    675              699               684
Paid losses and loss expenses         1,951            1,954             1,831
Premiums written                      2,452            2,639             2,563
                                  ---------------------------------------------

     (A) Certain long-term disability payments for workers' compensation are discounted at rates of up to 4%.

USF&G CORPORATION     Exhibit 11 - Computation of Earnings Per Share

                                                                    Years Ended December 31
(dollars in millions except per share)                        1997          1996          1995
                                                      ------------------------------------------
Net Income Available to Common Stock
  Basic:
    Net income                                               $ 194         $ 261         $ 209
    Less preferred stock dividend requirements                  (2)          (20)          (28)
                                                      ------------------------------------------
      Net income available to common stock                   $ 192         $ 241         $ 181
                                                      ------------------------------------------
  Diluted:
    Net income                                               $ 194         $ 261         $ 209
    Less preferred stock dividend requirements                  (2)          (16)          (16)
    Add interest expense on zero coupon bonds                    3             5             6
                                                      ------------------------------------------
      Net income available to common stock                   $ 195         $ 250         $ 199
                                                      ------------------------------------------
Weighted-Average Shares Outstanding
  Basic common shares                                  111,688,100   117,674,384   111,474,129
                                                      ------------------------------------------
  Diluted (A) (B):
    Common shares                                      111,688,100   117,674,384   111,474,129
    Common stock equivalents                             3,239,470     2,124,569     1,431,267
    Assumed conversion of preferred stock                       --     2,150,892     9,931,329
    Assumed conversion of zero coupon bonds              5,181,588     5,784,211     7,227,255
                                                      ------------------------------------------
      Total diluted                                    120,109,158   127,734,056   130,063,980
                                                      ------------------------------------------
Earnings Per Share
  Basic                                                      $1.72         $2.05         $1.63
  Diluted (A) (B)                                             1.63          1.95          1.53
                                                      ------------------------------------------

     (A) Diluted earnings per share amounts are calculated assuming the conversion of all securities whose contingent issuance would have a dilutive effect on earnings.
     (B) Diluted earnings per share amounts for 1996 and 1995 have been restated in compliance with SFAS No. 128, "Earnings Per Share", which the Corporation adopted effective December 31, 1997.

USF&G CORPORATION     Exhibit 12 - Computation of Ratio of Consolidated Earnings
                      to Fixed Charges, Distributions on Capital Securities and
                      Preferred Stock Dividends

                                                             Years Ended December 31
(dollars in millions)                                        1997      1996      1995
                                                         ------------------------------
Fixed Charges
   Interest expense                                          $ 34      $ 39      $ 44
   Portion of rents representative of interest                  9        17        20
                                                         ------------------------------
      Total fixed charges                                      43        56        64
   Distributions on capital securities                         21        --        --
   Preferred stock dividend requirements (A)                    2        20        28
                                                         ------------------------------
Combined fixed charges, distributions on capital
   securities and preferred stock dividends                    66      $ 76      $ 92
                                                         ------------------------------

Consolidated Earnings Available
   Income from operations before income taxes
      and distributions on capital securities                $292      $259      $195
   Adjustment:
      Fixed charges                                            43        56        64
                                                         ------------------------------
   Consolidated earnings available for fixed
      charges, distributions on capital securities
      and preferred stock dividends                          $335      $315      $259
                                                         ------------------------------

Ratio of consolidated earnings to fixed charges               7.8       5.7       4.0

Ratio of consolidated earnings to combined fixed
   charges, distributions on capital securities and
   preferred stock dividends                                  5.1       4.1       2.8
                                                         ------------------------------

     (A) Preferred stock dividend requirements of $2 million, $20 million and $28 million in 1997, 1996 and 1995, respectively, divided by 100% less the effective tax rate of 28.9% in 1997 and 0% in 1996 and 1995.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                     EXHIBITS TO ANNUAL REPORT ON FORM 10-K


                               USF&G CORPORATION


For the Fiscal Year Ended                                 Commission File Number
December 31, 1997                                                         1-8233


    A copy of all other of the Corporation's Exhibits to the 1997 Form 10-K report not included herein may be obtained without charge upon written request to John F. Hoffen, Jr., corporate secretary, at the corporate headquarters:
                              6225 Centennial Way
                           Baltimore, Maryland 21209